Form 10-Q
period 2014-06-30
CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
filed 2014-08-14
CIK 858395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File No. N/A
 _________________________
CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
(Exact name of registrant as specified in its charter)
 _________________________

Delaware	75-1941623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Caesars Palace Drive, Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)
(702) 407-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
 _________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, the Registrant had 1,448,936 shares of common stock outstanding. There is not a market for the Registrant's common stock; therefore, the aggregate market value of the Registrant's common stock held by non-affiliates is not calculable.

CAESARS ENTERTAINMENT OPERATING COMPANY
INDEX

We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (this "Form 10-Q"), that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-Q.
.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$2,146.6	$1,438.7
Restricted cash	19.0	14.2
Receivables, net	468.2	494.0
Prepayments and other current assets	162.0	190.7
Inventories	28.9	31.4
Due from affiliates	39.6	76.4
Total current assets	2,864.3	2,245.4
Property and equipment, net	6,341.7	8,852.4
Goodwill	934.8	1,271.2
Intangible assets other than goodwill	2,734.2	2,904.8
Investments in and advances to non-consolidated affiliates	149.2	152.2
Restricted cash	1,736.9	85.2
Deferred charges and other	439.7	482.6
Assets held for sale	6.7	11.9
	$15,207.5	$16,005.7
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$236.2	$344.1
Accrued expenses	883.1	842.4
Interest payable	313.4	308.1
Deferred income taxes	296.2	291.6
Current portion of long-term debt	167.6	113.4
Total current liabilities	1,896.5	1,899.6
Long-term debt	18,240.1	16,639.8
Deferred income taxes	1,408.2	1,586.0
Deferred credits and other	723.6	1,254.6
Notes payable to affiliate	—	300.8
	22,268.4	21,680.8
Commitments and contingencies (Note 15)
Stockholders’ deficit
Common stock: voting; $0.001 par value; 1.4 shares issued and outstanding	—	—
Additional paid-in capital	2,967.5	3,570.8
Accumulated deficit	(10,013.3)	(9,234.4)
Accumulated other comprehensive loss	(40.4)	(37.1)
Total stockholders’ deficit	(7,086.2)	(5,700.7)
Noncontrolling interests	25.3	25.6
Total deficit	(7,060.9)	(5,675.1)
	$15,207.5	$16,005.7
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Casino	$976.0	$1,105.7	$1,992.6	$2,286.4
Food and beverage	209.7	250.9	436.6	502.3
Rooms	139.1	194.7	300.1	373.3
Management fees	23.6	17.2	40.3	27.8
Other	87.4	86.9	161.3	171.3
Reimbursed management costs	114.5	79.7	216.9	150.7
Less: casino promotional allowances	(168.8)	(197.6)	(357.3)	(403.1)
Net revenues	1,381.5	1,537.5	2,790.5	3,108.7
Operating expenses
Direct
Casino	594.3	653.2	1,226.8	1,329.0
Food and beverage	86.6	105.2	174.6	209.0
Rooms	32.1	48.0	71.5	90.7
Property, general, administrative, and other	290.1	322.7	584.5	655.1
Reimbursable management costs	114.5	79.7	216.9	150.7
Depreciation and amortization	69.9	106.7	161.5	221.5
Write-downs, reserves, and project opening costs, net of recoveries	51.7	19.8	63.9	27.1
Impairment of intangible and tangible assets	17.4	82.9	29.8	102.9
Loss on interests in non-consolidated affiliates	6.5	15.7	3.0	18.7
Corporate expense	44.0	23.5	78.6	44.2
Acquisition and integration costs	(1.5)	5.6	13.2	17.4
Amortization of intangible assets	12.9	22.5	27.8	45.1
Total operating expenses	1,318.5	1,485.5	2,652.1	2,911.4
Income from operations	63.0	52.0	138.4	197.3
Interest expense	(547.9)	(527.1)	(1,083.6)	(1,073.1)
Gain/(loss) on early extinguishment of debt	0.1	(0.1)	—	(29.6)
Gain/(loss) on partial sale of subsidiary	(3.1)	44.1	(3.1)	44.1
Other income, including interest income	4.9	5.2	5.9	7.7
Loss from continuing operations, before income taxes	(483.0)	(425.9)	(942.4)	(853.6)
Income tax benefit	171.8	67.6	276.9	276.2
Loss from continuing operations, net of income taxes	(311.2)	(358.3)	(665.5)	(577.4)
Discontinued operations
Loss from discontinued operations	(26.4)	(7.4)	(110.1)	(33.9)
Income tax benefit	—	—	—	0.4
Loss from discontinued operations, net of income taxes	(26.4)	(7.4)	(110.1)	(33.5)
Net loss	(337.6)	(365.7)	(775.6)	(610.9)
Less: net income attributable to noncontrolling interests	(1.1)	(2.3)	(3.3)	(4.8)
Net loss attributable to CEOC	$(338.7)	$(368.0)	$(778.9)	$(615.7)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(337.6)	$(365.7)	$(775.6)	$(610.9)
Other comprehensive income/(loss):
Benefit plan adjustments	(0.2)	0.2	0.5	0.4
Foreign currency translation adjustments	1.2	(6.9)	(1.6)	(21.2)
Change in fair market value of derivatives	(1.9)	—	(2.1)	—
Total other comprehensive loss, before income taxes	(0.9)	(6.7)	(3.2)	(20.8)
Income tax provision related to items of other comprehensive loss	0.1	—	(0.1)	(0.1)
Total other comprehensive loss, net of income taxes	(0.8)	(6.7)	(3.3)	(20.9)
Total comprehensive loss	(338.4)	(372.4)	(778.9)	(631.8)
Less: amounts attributable to noncontrolling interests:
Net loss	(1.1)	(2.3)	(3.3)	(4.8)
Foreign currency translation adjustments	—	0.1	—	0.1
Total amounts attributable to noncontrolling interests	(1.1)	(2.2)	(3.3)	(4.7)
Comprehensive loss attributable to CEOC	$(339.5)	$(374.6)	$(782.2)	$(636.5)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Common Stock *	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total CEOC Stockholders' Equity/(Deficit)	Non-controlling Interests	Total Equity/(Deficit)
Balance as of December 31, 2012	$—	$3,422.4	$(6,205.0)	$(0.4)	$(2,783.0)	$42.2	$(2,740.8)
Net income/(loss)	—	—	(615.7)	—	(615.7)	4.8	(610.9)
Share-based compensation	—	9.9	—	—	9.9	—	9.9
Other comprehensive loss, net of tax	—	—	—	(20.8)	(20.8)	(0.1)	(20.9)
Contributions from non-controlling interests	—	—	—	—	—	35.3	35.3
Distributions to non-controlling interests	—	—	—	—	—	(5.2)	(5.2)
Other	—	0.4	—	(0.1)	0.3	(1.2)	(0.9)
Balance as of June 30, 2013	$—	$3,432.7	$(6,820.7)	$(21.3)	$(3,409.3)	$75.8	$(3,333.5)

Balance as of December 31, 2013	$—	$3,570.8	$(9,234.4)	$(37.1)	$(5,700.7)	$25.6	$(5,675.1)
Net income/(loss)	—	—	(778.9)	—	(778.9)	3.3	(775.6)
Share-based compensation	*	21.5	—	—	21.5	—	21.5
Impact of derecognition of LINQ assets	—	(304.8)	—	—	(304.8)	—	(304.8)
Impact of sale of properties to affiliate	—	(320.0)	—	—	(320.0)	—	(320.0)
Distributions to non-controlling interests	—	—	—	—	—	(3.6)	(3.6)
Other comprehensive loss, net of tax	—	—	—	(3.3)	(3.3)	—	(3.3)
Balance as of June 30, 2014	$—	$2,967.5	$(10,013.3)	$(40.4)	$(7,086.2)	$25.3	$(7,060.9)
___________________
*     Amounts round to zero.

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities	$(376.2)	$(289.7)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(240.3)	(309.4)
Change in restricted cash	(1,675.7)	882.4
Proceeds from sales of properties, net of cash	1,615.2	50.4
Investments in/advances to non-consolidated affiliates and other	—	(5.1)
Proceeds from the sale and maturity of investment securities	27.9	—
Other	3.9	(4.7)
Cash flows from investing activities	(269.0)	613.6
Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,736.9	1,589.5
Debt issuance and extension costs and fees	(2.2)	(47.3)
Repayments under notes payable to affiliates	(300.8)	(259.3)
Cash paid for early extinguishments of debt	(0.2)	(1,785.6)
Scheduled debt and capital lease payments	(69.4)	(7.1)
Contributions from noncontrolling interest owners	—	35.3
Distributions to noncontrolling interest owners	(3.6)	(5.2)
Other	—	(5.2)
Cash flows from financing activities	1,360.7	(484.9)
Cash flows from discontinued operations
Cash flows from operating activities	(7.7)	(2.5)
Cash flows from investing activities	0.1	—
Cash flows from financing activities	—	—
Net cash from discontinued operations	(7.6)	(2.5)
Net increase/(decrease) in cash and cash equivalents	707.9	(163.5)
Change in cash classified as assets held for sale	—	(0.1)
Cash and cash equivalents, beginning of period	1,438.7	1,546.6
Cash and cash equivalents, end of period	$2,146.6	$1,383.0

Supplemental Cash Flow Information:
Cash paid for interest	$949.6	$900.9
Cash paid for income taxes	2.4	7.2
Non-cash investing and financing activities:
Decrease in accrued capital expenditures	(21.8)	(2.7)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words “Company,” “CEOC,” “we,” “our,” and “us” refer to Caesars Entertainment Operating Company, Inc. and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.
Note 1 — Organization and Basis of Presentation
Organization
We are a majority-owned subsidiary of Caesars Entertainment Corporation ("Caesars Entertainment" or "CEC"), a Delaware corporation. As of June 30, 2014, we owned and operated or managed, through various subsidiaries, 50 casinos in 13 U.S. states and 5 countries. We view each casino property as an operating segment and aggregate such casino properties into one reportable segment.
On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (together with such affiliates, "Apollo") and affiliates of TPG Capital, LP (together with such affiliates, "TPG" and, together with Apollo, the "Sponsors") in an all-cash transaction (the "Acquisition"). A substantial portion of the financing of the Acquisition was comprised of bank and bond financing obtained by us. As a result of Caesars Entertainment's sale of 5% of its ownership in CEOC (see Note 10, "Stockholders' Equity"), this financing became neither secured nor guaranteed for payment by Caesars Entertainment or its other wholly-owned subsidiaries.
Pursuant to a shared services agreement and management services agreement, we provide properties owned by Caesars Entertainment Resort Properties ("CERP") and Caesars Growth Partners, LLC ("CGP LLC"), respectively, with certain corporate management and administrative operations and such costs are reimbursed to us for providing such services (see Note 21, "Related Party Transactions"). CERP and CGP LLC are not included in our consolidated financial statements.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2014 fiscal year.
The financial information for the three and six months ended June 30, 2014 and 2013 reflects the results of operations and cash flows of the Golden Nugget and Harrah's Tunica casinos as discontinued operations. See Note 4, "Dispositions, Divestitures, and Other Property Matters."
In May 2014, Caesars Entertainment completed the sale of five percent of its ownership interest in us to certain qualified institutional buyers. Upon completion of this sale, the automatic release of Caesars Entertainment’s parent guarantee of certain debt issued by us was triggered in accordance with the applicable bond indentures. See Note 10, "Stockholders' Equity,” for more information on this sale. As a result, Caesars Entertainment no longer could rely upon the exception for guarantor financial statements provided by Rule 3-10 of the SEC's Regulation S-X ("Rule 3-10 exception"), which allows registrants to provide condensed consolidating financial information of guarantors and issuers if certain conditions are met. Accordingly, beginning in the second quarter of 2014, we are now required to file separate filings under the Securities Exchange Act of 1934, including the required standalone financial statements required by SEC Regulation S-X. Because we relied upon the Rule 3-10 exception as of December 31, 2013, we did not file an Annual Report on Form 10-K with the SEC; accordingly this Form 10-Q contains expanded disclosures on an interim basis.
Due to our continuing involvement with The LINQ subsequent to its sale to CERP, we consolidated the net assets and income statement impacts of The LINQ from the date of sale to CERP in October 2013 through May 5, 2014. As a result of our sale of The Quad described in Note 5, "Property Transaction with CGP LLC" and the resulting assumption by CGP LLC of our lease of certain space in the LINQ, we no longer had such continuing involvement and we no longer consolidated The LINQ in our Consolidated Condensed Financial Statements. Due to our continuing involvement with Octavius Tower subsequent to its sale to

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CERP in October 2013, we continue to consolidate the related assets and liabilities, as well as the results of operations, in our Consolidated Condensed Financial Statements.
Properties
As presented in the following table, as of June 30, 2014, of the 50 casinos that we own and operate or manage, we own and operate 21 casinos in the United States and nine internationally, most of which are located in England. We manage 20 casinos, of which six are owned by CERP and five are owned by CGP LLC. Casinos in the United States primarily consist of land-based and riverboat or dockside casinos, and all international casinos are land-based.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Property	Location	Type of Casino
			Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms & Suites
DOMESTIC
Bally’s Atlantic City	Atlantic City, N.J.	Land-based	124,100	1,940	170	1,260
Caesars Atlantic City	Atlantic City, N.J.	Land-based	119,700	1,750	150	1,140
Caesars Palace Las Vegas	Las Vegas, Nev.	Land-based	139,200	1,330	190	4,250
Harrah’s Council Bluffs	Council Bluffs, Iowa	Land-based	25,000	590	20	250
Harrah's Gulf Coast	Biloxi, Miss.	Dockside	31,300	630	30	490
Harrah’s Joliet (a)	Joliet, Ill.	Dockside	38,900	1,100	30	200
Harrah’s Lake Tahoe	Lake Tahoe, Nev.	Land-based	45,100	830	70	510
Harrah's Louisiana Downs	Bossier City, La.	Thoroughbred racing facility and land-based casino	12,000	1,050	—	—
Harrah’s Metropolis	Metropolis, Ill.	Dockside	31,000	1,150	30	260
Harrah’s North Kansas City	N. Kansas City, Mo.	Dockside	60,100	1,500	60	390
Harrah’s Philadelphia (a)	Chester, Pa.	Harness racing and land-based casino	112,600	2,800	130	—
Harrah’s Reno	Reno, Nev.	Land-based	40,200	750	40	930
Harrah’s Tunica (e)	Tunica, Miss.	Dockside	136,000	1,280	70	1,360
Harveys Lake Tahoe	Lake Tahoe, Nev.	Land-based	44,200	740	70	740
Horseshoe Bossier City	Bossier City, La.	Dockside	29,300	1,370	70	600
Horseshoe Council Bluffs (b)(c)	Council Bluffs, Iowa	Greyhound racing and land-based casino	78,800	1,600	70	—
Horseshoe Hammond	Hammond, Ind.	Dockside	108,200	2,960	155	—
Horseshoe Southern Indiana	Elizabeth, Ind.	Dockside	86,600	1,720	100	500
Horseshoe Tunica	Tunica, Miss.	Dockside	63,000	1,210	90	510
Hot Spot Oasis	Las Vegas, Nev.	Land-based	1,000	15	—	—
Showboat Atlantic City(f)	Atlantic City, N.J.	Land-based	124,700	3,190	110	1,330
Tunica Roadhouse Hotel & Casino	Tunica, Miss.	Dockside	31,000	750	30	130

INTERNATIONAL
Conrad Punta del Este Resort and Casino (d)	Uruguay	Land-based	—	—	—	—
Alea Glasgow	United Kingdom	Land-based	15,000	50	30	—
Alea Nottingham	United Kingdom	Land-based	10,000	50	20	—
The Casino at the Empire	United Kingdom	Land-based	20,900	120	50	—
Emerald Safari (a)	South Africa	Land-based	37,700	550	40	190
Manchester235	United Kingdom	Land-based	11,500	40	40	—
Playboy Club London	United Kingdom	Land-based	6,200	30	20	—
Rendezvous Brighton	United Kingdom	Land-based	7,800	70	30	—
Rendezvous Southend-on-Sea	United Kingdom	Land-based	8,700	50	20	—
The Sportsman	United Kingdom	Land-based	5,200	40	20	—
____________________

(a)	We have a majority ownership interest in and manage this property.

(b)	The property is leased to the operator and managed by CEOC.

(c)	We will cease greyhound racing at this facility by December 31, 2015. See Note 4, "Dispositions, Divestitures, and Other Property Matters."

(d)	We have a majority ownership in this property but do not manage it. Our ownership is accounted for as an equity method investment.

(e)	Harrah's Tunica was closed on June 2, 2014 and has been presented in discontinued operations for all periods presented.

(f)	On June 27, 2014, we announced that we will close Showboat Atlantic City effective August 31, 2014.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Liquidity Considerations
We are a highly leveraged company, and a significant amount of our liquidity needs are for debt service, including significant interest payments. As of June 30, 2014, we had $20,771.2 million face value of outstanding indebtedness.
As a result of a general decline in gaming activity since 2007, with Atlantic City properties and our regional markets being more heavily impacted by this trend, we have experienced substantial net losses in recent years, resulting in total deficit of $7,060.9 million as of June 30, 2014. We expect to experience operating and net losses for the remainder of 2014 and the foreseeable future.
During the quarter ended June 30, 2014, and in July 2014, we closed a number of transactions that are expected to have a material impact on our liquidity, debt guarantees, debt covenants and compliance, and debt maturities. These transactions include the following:

•
completion of the CGP LLC Property Transaction in which we sold to CGP LLC: (i)The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, and Harrah's New Orleans and (ii) 50% of the ongoing management fees and termination fees payable under the relevant property management agreements, all for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments (see Note 5, "Property Transaction with CGP LLC");

•
sale of 5% of our common stock by CEC, which resulted in the automatic release of CEC's parent guarantee of payment of certain of our outstanding debt in accordance with the terms of the underlying indentures (see Note 10, “Stockholders' Equity”);

•	completion of the offering of $1,750.0 million aggregate principal amount of Incremental Term Loans due March 1, 2017 (see Note 9, “Debt”);

•	transactions under which we reacquired and retired our 5.65% Senior Notes due 2015 (the "5.65% Notes") and our 10% Second-Priority Senior Secured Notes due 2015 (the "10% Notes") (see Note 9, “Debt”):

•	$147.4 million of our scheduled 2015 debt maturities, consisting of $44.4 million of 5.625% Notes and $103.0 million of 10.00% Notes via tender offers; and

•
completion of the previously announced purchase of $740.5 million of 5.625% Notes and $83.2 million of 10.00% Notes due 2015, each under note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC;

•	in total, we reacquired $784.9 million of 5.625% Notes and $186.2 million of 10.00% Notes due 2015.

•
repayment of approximately $794.6 million in aggregate principal amount of term loans in addition to the debt reacquired under the transactions above, approximately $29.0 million of which was due in 2015 (see Note 9, “Debt"); and

•
completed certain bank transactions that modified the then-existing covenants and other key terms included in the Credit Facilities (as defined in Note 22, "Subsequent Events") (“Bank Amendments”). The Bank Amendments included the following (see Note 9, “Debt”):

•
modification of the financial maintenance covenant to increase our Senior Secured Leverage Ratio ("SSLR," which is defined and described in Note 9, “Debt") from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0;

•
exclusion of incremental term loans incurred after March 31, 2014 (including the $1,750.0 million of Incremental Term Loans (as defined in Note 9, “Debt”)) from the definition of SSLR for purposes of such covenant, which increases the amount of senior debt excluded for SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

•
modification of CEC’s guarantee under the senior secured credit facilities (the "Credit Facilities") such that CEC’s guarantee is limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

•	modification of certain other provisions of our senior secured credit facilities.
For more information on the above-referenced transactions and the impact that these transactions have on our liquidity and capital structure, see Note 5, "Property Transaction with CGP LLC," and Note 9, “Debt."

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On a consolidated basis, cash and cash equivalents, excluding restricted cash, totaled $2,146.6 million as of June 30, 2014 compared with $1,438.7 million as of December 31, 2013. Restricted cash totaled $1,755.9 million as of June 30, 2014, consisting of cash held in escrow related to the Incremental Term Loans that were funded in June 2014 (see Note 9, "Debt"). As a result of the closing of the Incremental Term Loan transaction on July 25, 2014, the escrow provisions were satisfied.
From time to time, depending upon market, pricing, and other conditions, and on our cash balances and liquidity, we may seek to acquire or exchange notes or other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration, including our common stock. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges, debt for equity exchanges and other transactions.
We experienced negative operating cash flows of $376.2 million for the six months ended June 30, 2014, and we expect to experience negative operating cash flows for the remainder of 2014 and the foreseeable future, and do not expect that our cash flow from operations will be sufficient to repay our indebtedness in the long-term and we will ultimately seek a refinancing, amendment, or restructuring of our debt, or if necessary, pursue additional debt or equity offerings.
Our ability to refinance or restructure our debt, or to issue additional debt or equity, will depend upon, among other things:

•	the condition of the capital markets at the time, which is beyond our control;

•
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	our continued compliance with the terms and covenants in our credit facilities, indentures and loan agreements that govern our debt.
Under our Credit Facilities after giving effect to the Bank Amendment we are required to satisfy and maintain an SSLR of no more than 7.25 to 1.0, which is the ratio of senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excluded up to $3,700.0 million of first priority senior secured notes and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand, which was $2,146.6 million as of June 30, 2014. As of June 30, 2014, the SSLR was 4.61 to 1.0. Subsequent to the Bank Amendments, the ratio excludes the $1,750.0 million of Incremental Term Loans.
We were in compliance with the terms and conditions of all of our loan agreements, including the Credit Facilities and indentures as of June 30, 2014. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. See "Bondholder Disputes" in Note 15, "Litigation, Contractual Commitments and Contingent Liabilities."
Based upon the effects of the Bank Amendment combined with our current operating forecast, we have a significant amount of room available under our SSLR covenant. We believe that we will have sufficient liquidity to fund our operations, that we will meet our debt service obligations, and that we will continue to be in compliance with the SSLR during the foreseeable future.
See Note 9, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of June 30, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and any changes in the terms of existing debt subsequent to December 31, 2013.
Note 2 — Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value.
Restricted Cash
As of June 30, 2014 and December 31, 2013, we had $1,755.9 million and $99.4 million of restricted cash, respectively. Proceeds from bond offerings that are in escrow prior to closing and cash reserved under loan agreements for (a) development

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

projects and (b) certain expenditures incurred in the normal course of business, such as interest services, real estate taxes, casualty insurance, and capital improvements, are classified as restricted cash. The restricted cash, non-current as of June 30, 2014, is comprised of cash held in escrow related to the Incremental Term Loans that were funded in June 2014 (see Note 9, "Debt"). As a result of the closing of the Incremental Term Loan transaction on July 25, 2014, these funds are no longer considered restricted.
Receivables
We issue credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables.
Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. We reserve an estimated amount for gaming receivables that may not be collected to reduce receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. Receivables are reported net of an allowance for doubtful accounts of $145.4 million and $139.8 million as of June 30, 2014 and December 31, 2013, respectively.
Casino Reinvestment Development Authority ("CRDA") Investment Obligations
The New Jersey Casino Control Act provides, among other things, for an assessment of licenses equal to 1.25% of gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions, or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. We record an allowance for funds deposited to reduce the deposits to their expected eventual realizable value.
Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining their estimated useful lives and salvage values and if or when an asset (or asset group) has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. We typically estimate the fair value of assets starting with a "Replacement Cost New" approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the consolidated financial statements.
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $10.4 million for the six months ended June 30, 2014 and $40.8 million for the year ended December 31, 2013.
Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the related lease as follows:

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Useful Lives

Land improvements			12	years
Buildings	30	to	40	years
Leasehold improvements	5	to	15	years
Riverboats and barges			30	years
Furniture, fixtures, and equipment	2.5	to	20	years
Goodwill and Other Non-Amortizing Intangible Assets
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.
We perform our annual goodwill impairment assessment as of October 1 or more frequently, if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA"), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We perform an annual impairment assessment of other non-amortizing intangible assets as of October 1 or more frequently, if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the "Relief from Royalty Method" and "Excess Earnings Method" under the income approach.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the future and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis. As of June 30, 2014, we had $3,494.4 million in total book value of goodwill and other non-amortizing intangible assets, a large portion of which have been impaired within the last two years and accordingly, are at risk of partial or total impairment should we experience minor adverse changes in our significant assumptions. Charges related to goodwill and intangible assets other than goodwill are recognized in impairment of intangible and tangible assets in the Consolidated Condensed Statements of Operations.
Debt Discounts or Premiums and Debt Issue Costs
Debt discounts or premiums and debt issue costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements primarily using the effective interest method. Unamortized discounts or premiums are written off and included in our gain or loss calculations to the extent we retire debt prior to its original maturity date. Unamortized debt issue costs are included in deferred charges and other in our Consolidated Condensed Balance Sheets.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Total Rewards Point Liability Program
Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. Such amounts are included within accrued expenses. See Note 8, "Detail of Accrued Expenses."
In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as a reduction to revenue and is included in casino promotional allowances.
Self-Insurance Accruals
We are insured for workers’ compensation, property, general liability and other insurance coverage through our parent, Caesars Entertainment. We are charged premiums by Caesars Entertainment based on our claims activity.  We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves includes accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims ("IBNR"). In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions.
CERP and CGP LLC properties also participate in our self-insured employee health programs and accordingly, our reserve includes estimates for claims and reserves, including IBNR claims, for CERP and CGP resort property employees. We charge CERP and CGP LLC through payroll charges on a per employee basis, based on their individual coverage elections.
Revenue Recognition
Casino revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Food and beverage, rooms, and other operating revenues are recognized when services are performed. Advance deposits on rooms and advance ticket sales are recorded as customer deposits until services are provided to the customer. Sales taxes and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in net revenues or operating expenses.
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. See Note 11, "Casino Promotional Allowances."
Advertising
We expense the production costs of advertising the first time the advertising takes place. Advertising expense was $38.5 million and $35.2 million for the three months ended June 30, 2014 and 2013, respectively. Advertising expense was $72.7 million and $65.7 million for the six months ended June 30, 2014 and 2013, respectively.
Income Taxes
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain foreign and state net operating losses ("NOLs"), and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon near term estimates of future taxable income. We are included in the consolidated federal income tax return of Caesars and certain consolidated state tax returns of Caesars.  We also file separate state tax returns in certain states.  Our provision for federal and state income taxes is computed based on the statutory federal and state tax rates as if we had filed separate federal and state income tax returns.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
Note 3 — Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
Note 4 — Dispositions, Divestitures, and Other Property Matters
Dispositions and Divestitures
Conrad Punta del Este Resort and Casino
In May 2013, we formed a strategic relationship with Enjoy S.A. (“Enjoy”) in Latin America. Enjoy acquired 45% of Baluma S.A., our subsidiary that owns and operates the Conrad Punta del Este Resort and Casino in Uruguay (the “Conrad”), in exchange for total consideration of $139.5 million. After customary deductions for expenses associated with the closing, we received $50.4 million in cash (net of $29.7 million of cash deconsolidated), a note receivable of $31.9 million, and a 4.5% equity stake in Enjoy. In connection with the transaction, Enjoy assumed control of the Baluma S.A. board and responsibility for management of the Conrad. Upon completion of the transaction, we deconsolidated Baluma S.A. from our financial statements and began accounting for Baluma S.A. as an investment in non-consolidated affiliates utilizing the equity method of accounting. Enjoy failed to make its required payment of $31.9 million in deferred purchase consideration on December 31, 2013.  In April 2014, the parties entered into a standstill agreement pursuant to which we agreed to forbear from exercising any rights or remedies for nonpayment and extended the time for making the required payment until October 15, 2014.  In exchange, Enjoy agreed to pay all interest accrued through December 31, 2013, pay an increased interest rate on the deferred purchase consideration of 12% effective January 1, 2014 and make monthly interest payments thereafter, and provide us with certain additional rights and protections to secure payment of the deferred purchase consideration on or before the revised due date of October 15, 2014. Enjoy has been making the required payments in a timely manner.
Suffolk Investment
Between 2011 and 2013, we invested $101.9 million in Sterling Suffolk, the owner of Suffolk Downs racecourse in East Boston, Massachusetts. This investment was comprised of a $41.9 million convertible preferred equity investment and a $60.0 million common equity ownership in Sterling Suffolk, recorded as an intangible asset representing the right to manage a potential future gaming facility. On October 18, 2013, Caesars agreed to withdraw its application as a qualifier in Massachusetts. In December 2013, we entered into a termination and release agreement with Sterling Suffolk (“Suffolk Agreement”), pursuant to which we terminated several agreements between us and Sterling Suffolk. Based on this termination and on our assessment of the recoverability of the investment, in the fourth quarter of 2013, we recorded an impairment charge totaling $101.9 million, the full amount of our cash investment. As part of the Suffolk Agreement, we agreed to place our common equity interest into a divestiture trust, and our convertible preferred interest was redeemed in exchange for a $28.5 million promissory note (“Suffolk Note”).

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Suffolk Note matures in April 2015, or earlier upon the occurrence of certain events. Given the uncertainty related to these events and the resulting risk of collection, we recorded a full reserve on the Suffolk Note during 2013.
Claridge Hotel Tower
In October 2013, we entered into an agreement to sell the Claridge Hotel Tower, which was part of the Bally's Atlantic City asset group, for $12.5 million, less customary closing adjustments. We received these proceeds in February 2014 upon the transaction closing. The Claridge Hotel Tower assets of $11.9 million were classified as assets held for sale as of December 31, 2013.
Property Closures
Harrah's Tunica, Mississippi
Harrah’s Tunica casino closed effective June 2, 2014. As a result, we recorded intangible and tangible asset impairment charges totaling $65.0 million during the first quarter of 2014. In the second quarter of 2014, we recorded a charge for approximately $10.9 million related to accrued exit costs associated with the closure of this casino. We have presented the operations of the Harrah's Tunica casino as discontinued operations in the Consolidated Condensed Statements of Operations.
Showboat Atlantic City
In June 2014, we announced the closure of Showboat Atlantic City, effective August 31, 2014. As a result, we recorded a $4.8 million charge in the second quarter of 2014 for accrued severance costs. In periods subsequent to the closure, we will present the operations of Showboat Atlantic City as discontinued operations in the Consolidated Condensed Statements of Operations.
Golden Nugget
In February 2014, we permanently closed the Golden Nugget casino in London. As a result, in the first quarter of 2014, we recorded charges of $1.7 million related to the impairment of intangible and tangible assets and $13.1 million related to accrued exit costs. We have presented the operations of the Golden Nugget casino as discontinued operations in the Consolidated Condensed Statements of Operations.
Alea Leeds
In March 2013, we permanently closed our Alea Leeds casino in England. As a result of the closure, during the six months ended June 30, 2013, we recorded charges of $5.7 million related to the write-down of tangible and intangible assets, net of currency translation adjustment, and $15.8 million related to exit costs, primarily related to non-cancellable contract costs of $15.1 million. As of June 30, 2014, $17.1 million remains accrued for exit-related costs. We have presented the operations of Alea Leeds as discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented.
During the three and six months ended June 30, 2014, loss from discontinued operations, net of income taxes, was $26.4 million and $110.1 million, respectively, which was primarily related to our closure of Harrah's Tunica in Mississippi, and the Golden Nugget casino in London and compared with $7.4 million and $33.5 million during the three and six months ended June 30, 2013, respectively, which also included the impact of the closure of the Alea Leeds casino.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net revenues
Harrah's Tunica	$14.3	$33.8	$46.4	$68.0
Golden Nugget	—	3.1	1.3	5.2
Alea Leeds	—	—	—	0.7
Other discontinued operations	—	0.8	—	1.8
Total net revenues	$14.3	$37.7	$47.7	$75.7

Pre-tax income/(loss) from operations
Harrah's Tunica	$(25.6)	$(7.1)	$(93.4)	$(9.6)
Golden Nugget	(0.3)	(0.1)	(15.7)	(1.1)
Alea Leeds	(0.5)	(0.5)	(1.0)	(23.0)
Other discontinued operations	—	0.3	—	(0.2)
Total pre-tax loss from discontinued operations	$(26.4)	$(7.4)	$(110.1)	$(33.9)

Income/(loss), net of income taxes
Harrah's Tunica	$(25.6)	$(7.1)	$(93.4)	$(9.6)
Golden Nugget	(0.3)	(0.1)	(15.7)	(1.1)
Alea Leeds	(0.5)	(0.5)	(1.0)	(23.0)
Other discontinued operations	—	0.3	—	0.2
Total loss from discontinued operations, net of income taxes	$(26.4)	$(7.4)	$(110.1)	$(33.5)

Other Property Matters
Iowa Dog Racing Legislation
As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation ("Iowa Dog Racing Legislation") requires that we pay a total of $65.0 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning in January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The liability related to the exit costs was $40.3 million as of June 30, 2014.
Note 5 — Property Transaction with CGP LLC
CGP LLC is a joint venture between Caesars Acquisition Company ("CAC") and subsidiaries of Caesars Entertainment. CAC directly owns 100% of the voting membership units of CGP LLC, and subsidiaries of Caesars Entertainment own 100% of the non voting membership units.
Property Transaction with CGP LLC
In May 2014, we sold to CGP LLC (hereafter collectively referred to as the "CGP LLC Property Transaction"):

(i)	Our subsidiaries that own the assets comprising The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, and Harrah’s New Orleans (collectively the "Properties");

(ii)	50% of the ongoing management fees and any termination fees payable under property management agreements to be entered between us and the owners of each of the Properties; and

(iii)	Certain intellectual property that is specific to each of the Properties.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In May 2014, we completed the CGP LLC Property Transaction for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments. The debt assumed consisted of the $185.0 million Bill's Credit Facility described in Note 9, "Debt." Because this debt was assumed by CGP LLC, we no longer are required to service this debt and it is not included in long-term debt on our Consolidated Condensed Balance Sheets as of June 30, 2014.
Under the terms of the management agreements entered into in connection with the CGP LLC Property Transaction, we manage each property. In addition, each property licenses enterprise-wide intellectual property from Caesars Licensing Company, LLC. We receive ongoing management fees during the term of the related property management agreement consisting of a (i) base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year.
In addition to the above, the agreements governing the CGP LLC Property Transaction also provide that CEC and we will indemnify CGP LLC for certain obligations, including:

(i)	the failure of CEC and us to perform or fulfill any of our covenants or breach any of our representations and warranties under the agreements;

(ii)	new construction and renovation of The Quad of up to 15% of amounts in excess of $223.1 million; and

(iii)	certain other agreed upon matters.
Because this sale was made between parties under common control, the difference between the book value of the assets sold and the fair value of consideration received has been recorded as "Impact of Sale of Properties to Affiliate" within our Consolidated Condensed Statements of Stockholders' Equity/(Deficit). We have derecognized the sold assets and liabilities from our Consolidated Condensed Balance Sheets as of the date of sale for each property, which is May 5, 2014 for The Cromwell, The Quad Resort & Casino, and Bally’s Las Vegas and is May 20, 2014 for Harrah’s New Orleans). Accordingly, we have not reclassified the historical results of operations as discontinued operations. The book value of assets sold and liabilities transferred were $2,275.2 million and $284.9 million, respectively.
Note 6 — Property and Equipment, Net

(In millions)	June 30, 2014	December 31, 2013
Land and land improvements	$2,705.7	$4,042.7
Buildings, riverboats, and improvements	3,904.7	4,458.0
Furniture, fixtures, and equipment	1,647.5	1,791.4
Construction in progress	96.7	684.8
	8,354.6	10,976.9
Less: accumulated depreciation	(2,012.9)	(2,124.5)
	$6,341.7	$8,852.4
Depreciation expense is included in depreciation and amortization, corporate expense, and income from discontinued operations, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Depreciation expense	$87.2	$112.3	$185.0	$233.5
Tangible Asset Impairments
We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. We have experienced deteriorating gaming volumes at properties in certain of our markets and, as a result, we continue to evaluate our options regarding participation in certain markets. As a result of our evaluations, we have closed two properties during 2014 and announced the closure of a third property, as described in Note 4, "Dispositions, Divestitures, and Other Property Matters". We also test properties or asset groups for impairment when those assets are more likely than not to be disposed of by sale or other means or when we identify evidence of deteriorating market values of assets in a region.
During the three and six months ended June 30, 2014, we recorded tangible asset impairment charges totaling $4.0 million and $69.4 million, respectively, including $63.8 million recorded during the first quarter of 2014 as a result of our decision to close the Harrah’s Tunica casino. This property has been classified as discontinued operations; therefore, the impairment charge has been reflected in loss from discontinued operations on the Consolidated Condensed Statements of Operations.
During the three and six months ended June 30, 2013, we recorded tangible asset impairment charges totaling $79.9 million and $85.4 million, respectively, primarily comprised of $79.3 million recorded during the second quarter of 2013 related to our land holdings in Biloxi, Mississippi.
Note 7 — Goodwill and Other Intangible Assets

Changes in Carrying Value of Goodwill

(In millions)	Gross	Accumulated Impairment	Net
Balance at December 31, 2013	$5,389.3	$(4,118.1)	$1,271.2
Transfer of assets to CGP LLC	(336.4)	—	(336.4)
Balance at June 30, 2014	$5,052.9	$(4,118.1)	$934.8
Changes in Carrying Value of Intangible Assets Other Than Goodwill

(In millions)	Amortizing	Non-Amortizing	Total
Balance at December 31, 2013	$315.7	$2,589.1	2,904.8
Impairments	(1.2)	(26.0)	(27.2)
Amortization expense	(28.6)	—	(28.6)
Transfer of assets to CGP LLC	(115.2)	—	(115.2)
Other	3.9	(3.5)	0.4
Balance at June 30, 2014	$174.6	$2,559.6	$2,734.2
As a result of declining financial results in certain markets, we recorded impairment charges during the three and six months ended June 30, 2014, totaling $13.4 million and $27.2 million, respectively. The $13.4 million recorded during the three month period was related to trademarks. The $27.2 million recorded during the six month period was primarily comprised of $12.0 million related to certain gaming rights and $14.0 million related to trademarks due to lower than expected results. Gaming rights and trademarks are both classified as non-amortizing intangible assets.
During the three and six months ended June 30, 2013, we recorded intangible asset impairment charges of $3.0 million and $23.0 million, respectively, related to certain gaming rights.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	June 30, 2014				December 31, 2013
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	4.9	$372.0	$(215.6)	$156.4	$583.7	$(317.8)	$265.9
Contract rights	2.3	83.1	(80.2)	2.9	82.6	(78.5)	4.1
Developed technology	1.8	69.8	(55.8)	14.0	69.8	(51.5)	18.3
Gaming rights	0.0	—	—	—	42.8	(15.4)	27.4
Trademarks	0.5	3.8	(2.5)	1.3	—	—	—
		$528.7	$(354.1)	174.6	$778.9	$(463.2)	315.7
Non-amortizing intangible assets
Gaming rights				1,108.6			1,120.3
Trademarks				1,451.0			1,468.8
				2,559.6			2,589.1
Total intangible assets other than goodwill				$2,734.2			$2,904.8
Estimated annual amortization expense for each of the five years from 2015 through 2019 is $42.5 million, $38.2 million, $27.0 million, $27.0 million, and $22.1 million, respectively.
Note 8 — Detail of Accrued Expenses

	As of June 30,	As of December 31,
(In millions)	2014	2013
Payroll and other compensation	$146.7	$180.3
Self-insurance claims and other employee benefit liabilities	56.2	42.2
Advance deposits	138.2	157.4
Accrued taxes	120.6	105.6
Total Rewards liability	45.8	50.1
Medical insurance payable to affiliate	39.3	32.7
Other accruals	336.3	274.1
Total accrued expenses	$883.1	$842.4

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 9—Debt

(Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Face Value	Book Value
		June 30, 2014			December 31, 2013
Credit Facilities
Term Loans B1 - B3	2015	5.25%	$29.0	$29.0	$29.0	$29.0
Term Loan B4	2016	9.50%	955.0	945.0	959.8	948.1
Term Loan B5	2017	4.40% - 6.50%	991.9	989.6	991.9	989.3
Term Loan B6	2017	5.40% - 7.50%	2,431.9	2,403.2	2,431.9	2,399.9
Term Loan B7 (1)	2017	9.75%	1,750.0	1,736.9	—	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,069.8	2,095.0	2,066.4
Senior Secured Notes	2020	8.50%	1,250.0	1,250.0	1,250.0	1,250.0
Senior Secured Notes	2020	9.00%	3,000.0	2,957.3	3,000.0	2,954.5
Second-Priority Senior Secured Notes	2018	12.75%	750.0	744.5	750.0	743.9
Second-Priority Senior Secured Notes	2018	10.00%	4,502.1	2,513.7	4,528.1	2,433.2
Second-Priority Senior Secured Notes	2015	10.00%	189.9	169.8	214.8	187.7
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	330.0	330.0
Bill's Gamblin' Hall & Saloon Credit Facility (2)	2019	—	—	—	185.0	179.8
Capitalized Lease Obligations	to 2017	various	14.6	14.6	16.7	16.7
Subsidiary-Guaranteed Debt (3)
Senior Notes	2016	10.75%	478.6	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.50%	15.5	15.5	14.7	14.7
Unsecured Senior Debt
5.625%	2015	5.625%	791.8	739.2	791.8	713.3
6.5%	2016	6.50%	573.2	505.4	573.2	490.1
5.75%	2017	5.75%	538.8	431.7	538.8	419.0
Floating Rate Contingent Convertible Senior Notes	2024	0.24%	—	—	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	46.9	46.9	62.9	62.9
Note payable to Caesars Entertainment (4)	2017	3.15%	—	—	285.4	285.4
Note payable to Caesars Entertainment (4)	2019	11.00%	—	—	15.4	15.4
Other	2016 - 2021	0.00% - 6.00%	37.0	37.0	45.9	45.9
Total Debt			20,771.2	18,407.7	19,589.1	17,054.0
Current Portion of Long-Term Debt			(167.6)	(167.6)	(113.4)	(113.4)
Long-Term Debt			$20,603.6	$18,240.1	$19,475.7	$16,940.6
_________________

(1)	The Term B7 Loans have a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of our Term B-5 and Term B-6 Loans remain outstanding on such date.

(2)	The property that secured this debt was sold to CGP LLC in May 2014. As part of this transaction, CGP LLC assumed this debt. See Note 5, "Property Transaction with CGP LLC."

(3)	Guaranteed by certain wholly owned subsidiaries of CEOC.

(4)	Repaid in the second quarter 2014.
As of June 30, 2014 and December 31, 2013, book values of debt are presented net of unamortized discounts of $2,363.5 million and $2,535.1 million, respectively.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of June 30, 2014, our outstanding debt had a fair value of $15,952.6 million and a carrying value of $18,407.7 million. We calculated the fair value of the debt based on borrowing rates available as of June 30, 2014, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
The following table summarizes the contractual maturities of the face value of our long-term debt as of June 30, 2014, and does not reflect the impact of the "Repayment of 2015 Maturities" described below, which occurred subsequent to June 30, 2014.

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$1,793.1	$1,106.9	$2,082.8	$2,715.1	$8,447.5	$4,625.8	$20,771.2
Notes payable to Caesars Entertainment
We have a credit facility with Caesars Entertainment pursuant to which Caesars Entertainment will make one or more unsecured loans to us in a maximum principal amount not to exceed $1.0 billion outstanding at any time. The entire outstanding amount, plus any accrued and unpaid interest, matures November 2017, and bears interest at a rate per annum equal to LIBOR, as defined in the credit agreement, plus 3.0%. Interest is payable quarterly in arrears or, at our election, such interest may be added to the loan balance owed to Caesars Entertainment. This facility was paid in full in the three months ended June 30, 2014. There was $285.4 million outstanding under the agreement as of December 31, 2013.
In addition, a $15.4 million note payable to Caesars Entertainment partially funded the Bill’s renovation.  This note was repaid in full to CEC in conjunction with the May 2014 transaction described in Note 5, "Property Transaction with CGP LLC."
Repayment of 2015 maturities
On July 29, 2014, we announced that we had completed our previously announced cash tender offers for any and all of our 5.625% Notes and any and all of our 10.00% Notes. We received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes and $103.0 million aggregate principal amount of the 10.00% Notes by the expiration time. We accepted for purchase all of the notes validly tendered (and not validly withdrawn). We paid total consideration of $1,048.75 per $1,000 principal amount of the 5.625% Notes and total consideration of $1,022.50 per $1,000 principal amount of the 10.00% Notes, plus any accrued and unpaid interest from the last interest payment date to, but not including, the payment date. In addition, pursuant to note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC, we purchased approximately $740.5 million in aggregate principal amount of the 5.625% Notes for a purchase price of $1,048.75 per $1,000 principal amount and approximately $83.2 million in aggregate principal amount of the 10.00% Notes for a purchase price of $1,022.50 per $1,000 principal amount, in each case, plus accrued and unpaid interest to, but not including, the closing date. As a result of the tender offers and the note purchases, we retired approximately 99.1% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
Bank Transactions
On July 25, 2014, we announced that we closed amendments to our senior secured credit facilities that, upon their closing, provided for the following:

(i)
a modification of the financial maintenance covenant to increase the SSLR from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0 on a retroactive basis to 2008, accordingly this change is effective for our June 30, 2014 covenant compliance determination;

(ii)
an exclusion of the Incremental Term Loans incurred after March 31, 2014 from the definition of SSLR for purposes of such covenant to bring the amount of senior notes excluded for SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

(iii)
a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

(iv)	a modification of certain other provisions of the senior secured credit facilities.
In addition, we repaid approximately $794.6 million of outstanding term loans held by consenting lenders at par upon closing of the Bank Amendment.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Facilities Activity
We have certain senior secured credit facilities (the "Credit Facilities") that we entered into in connection with the Acquisition and have amended. This financing is neither secured nor guaranteed by Caesars Entertainment or its other direct subsidiaries.
In January and February 2013, we converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term B6 Loans and terminated $133.9 million principal amount of revolving commitments of extending lenders.
In connection with the February 2013 notes offering described in the Notes Activity section below, we received the requisite lenders’ consent and entered into a bank amendment to the Credit Facilities to, among other things:

(i)	use the net cash proceeds to repay $1,433.3 million of our existing term loans as described in the Notes Activity section below;

(ii)	obtain up to $75.0 million of extended revolving facility commitments with a maturity of January 28, 2017;

(iii)
increase the accordion capacity under the Credit Facilities by an additional $650.0 million (which may be used to, among other things, establish extended revolving facility commitments under the Credit Facilities);

(iv)	modify the calculation of the senior secured leverage ratio for purposes of the maintenance test under the Credit Facilities to exclude the notes issued in February 2013; and

(v)	modify certain other provisions of the Credit Facilities.
In addition to the foregoing, we may elect to extend and/or convert additional term loans and/or revolver commitments from time to time.
In June 2014, we completed the offering of $1,750.0 million of incremental term loans ("Incremental Term Loans") due March 1, 2017, with a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of our Term B-5 or Term B-6 Loans remain outstanding on such date. The net proceeds of the Incremental Term Loans were deposited in escrow and remained in escrow until all the escrow conditions were satisfied on July 25, 2014. The Incremental Term Loans require scheduled quarterly repayments of $4.4 million beginning in the third quarter of 2014.
As of June 30, 2014, the Credit Facilities provide for senior secured financing of up to $6,263.9 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,157.8 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million, including both a letter of credit sub-facility and a swingline loan sub-facility. There were no amounts outstanding under the revolving credit facility at June 30, 2014 or during the year ended December 31, 2013. The term loans under the Credit Facilities currently require scheduled quarterly payments of $2.5 million, excluding the Incremental Term Loans, with the balance due at maturity. Quarterly repayments increase to $11.1 million in first quarter 2015, excluding the Incremental Term Loans. As of June 30, 2014, the senior secured term loans are comprised of $29.0 million maturing January 2015, $955.0 million maturing October 2016, and $3,423.8 million maturing January 2018, excluding the Incremental Term Loans. Certain of these maturities were repaid in July 2014 as described in "Repayment of 2015 Maturities" described above. As of June 30, 2014, $106.1 million of the revolving credit facility matures January 28, 2017 and $99.2 million is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $6.9 million of additional borrowing capacity was available to the Company under its revolving credit facility as of June 30, 2014.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Facility Interest Rates

	Interest Rates
Credit Facility	Contractual	As of June 30, 2014
		Type	Base Rate	Applicable Margin
Term Loans B1 - B3	Current LIBOR or alternate base rate ("ABR"), each plus an applicable margin	ABR	3.25%	200 basis points
Term Loan B4	ABR or the greater of (i) current LIBOR or (ii) 2.0%, each plus an applicable margin	LIBOR	2.00%	750 basis points
Term Loan B5	Current LIBOR or ABR, each plus an applicable margin	LIBOR	0.15%	425 basis points
Term Loan B5	Current LIBOR or ABR, each plus an applicable margin	ABR	3.25%	325 basis points
Term Loan B6	Current LIBOR or ABR, each plus an applicable margin	LIBOR	0.15%	525 basis points
Term Loan B6	Current LIBOR or ABR, each plus an applicable margin	ABR	3.25%	425 basis points
Incremental Term Loans (Term Loan B7)	ABR or the greater of (i) current LIBOR or (ii) 1.0%, each plus an applicable margin	LIBOR	1.00%	875 basis points
Swingline Loan sub-facility	ABR plus 150 basis points	N/A	N/A	N/A
Extended revolver	LIBOR plus 525 basis points or ABR plus 425 basis points	N/A	N/A	N/A
On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of June 30, 2014, the Credit Facilities bore a commitment fee for unborrowed amounts of 100 basis points under the revolving credit facility maturing January 28, 2017.
Our Credit Facilities are secured by a pledge of our capital stock and by substantially all of our existing and future property and assets and our material, wholly owned domestic subsidiaries, including a pledge of the capital stock of our material, wholly owned domestic subsidiaries and 65.0% of the capital stock of the first-tier foreign subsidiaries, in each case subject to exceptions. As of June 30, 2014, certain land and the following casino properties have mortgages under the Credit Facilities:
Casino Properties Subject to Mortgage under the Credit Facilities

Bally's Atlantic City	Harrah’s Metropolis	Horseshoe Hammond
Caesars Atlantic City	Harrah’s Reno	Horseshoe Southern Indiana
Caesars Palace Las Vegas	Harrah’s Tunica (a)	Horseshoe Tunica
Harrah’s Council Bluffs	Harveys Lake Tahoe	Showboat Atlantic City (b)
Harrah’s Lake Tahoe	Horseshoe Bossier City	Tunica Roadhouse Hotel & Casino
Harrah’s Louisiana Downs	Horseshoe Council Bluffs
____________________

(a)	Harrah's Tunica casino closed effective June 2, 2014.

(b)	On June 27, 2014, we announced that we will close Showboat Atlantic City effective August 31, 2014.
Notes Activity
In February 2013, we completed the offering of $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020. We used $1,433.3 million of the proceeds to repay a portion of the existing term loans under the Credit Facilities at par. As a result of these repayments, we recognized a loss on early extinguishment of debt of $29.4 million during the first quarter of 2013.
Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

If we were to exceed the SSLR, which could be an event of default under our Credit Facilities, as amended, under certain circumstances, we are allowed to apply any cash contributions received from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, in order to cure any breach.
Based upon the effects of the Bank Amendment and our current operating forecast, including our ability to cure a breach of the SSLR, in certain circumstances, with cash contributions from CEC, we believe that we will have sufficient liquidity to fund our operations and meet our debt service obligations and that we will continue to be in compliance with the SSLR during the foreseeable future.
Bill's Credit Facility
In November 2012, we entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Bill's Credit Facility") to fund the renovation of The Cromwell (formerly Bill's Gamblin' Hall & Saloon). This credit facility was assumed in May 2014 by CGP LLC in conjunction with the sale of The Cromwell to CGP LLC from CEOC. See Note 5, "Property Transaction with CGP LLC."
Restrictive Covenants and Other Matters
Under our Credit Facilities as amended by the Bank Amendment, we are required to satisfy and maintain specified financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default. Through June 30, 2014, the Credit Facilities require that we maintain an SSLR of no more than 7.25 to 1.0, which is the ratio of our senior first priority secured debt to last twelve months ("LTM") Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excluded up to $5,450.0 million of first priority senior secured notes, including the Incremental Term Loans, and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of our unrestricted cash on hand, which was $2,146.6 million as of June 30, 2014. As of June 30, 2014, our SSLR was 4.61 to 1.0.
In addition to requiring compliance with a maximum net senior secured first lien debt leverage test, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting our ability and the ability of our restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans, and advances; (v) consolidate, merge, sell, or otherwise dispose of all or any part of our assets or to purchase, lease, or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with its affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as "Designated Senior Debt."
We were in compliance with the terms and conditions of all of our loan agreements, including the Credit Facilities and indentures, as of June 30, 2014 as described above, after giving effect to the Bank Amendment, which increased the allowable SSLR to 7.25 to 1.0 from 4.75 to 1.0. As a result, together with the terms of the Bank Amendment, we have a significant amount of room available under the SSLR and expect to continue to be in compliance with the SSLR during the foreseeable future.
Caesars Entertainment is not bound by any financial or negative covenants contained in our credit agreement.
All borrowings under the Credit Facilities are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under the Credit Facilities without ratably securing the retained notes.
The indenture and other agreements governing our cash pay debt and PIK toggle debt limit our (and most of our subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting our restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 10 — Stockholders' Equity
Common Stock
The holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of common stock shall receive a pro rata distribution of any remaining assets after payment of or provision for liabilities and the liquidation preference on preferred stock, if any.
On May 5, 2014, Caesars Entertainment sold 68.1 (68,100 shares on a post-split basis) of its shares of our unregistered common stock to certain qualified institutional buyers, which represented 5% of its ownership interest in CEOC. Caesars Entertainment received an aggregate purchase price of $6.2 million for the sold shares. Our shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of our outstanding secured and unsecured notes was automatically released, pursuant to the terms of the indenture. We did not incur any expenses in connection with, and will not receive any proceeds from this sale.
On May 30, 2014, we effected a 1,000-for-1 split of our common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. Additionally, as described in Note 18, "Stock-Based Compensation," during the quarter ended June 30, 2014, we granted 86,936 shares of CEOC common stock to employees.
As of June 30, 2014, we had 1.4 million shares issued and outstanding.
Reclassifications out of Accumulated Other Comprehensive Loss ("AOCL")
We reclassified immaterial amounts from AOCL into operating expense during the six months ended June 30, 2014. During the six months ended June 30, 2013, we reclassified $4.1 million from AOCL to expense within write-downs, reserves, and project opening costs, net of recoveries and $2.2 million from AOCL to loss/(income) from discontinued operations. In addition, we reclassified $2.5 million from AOCL as an increase to interest expense.
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated retail value of such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Food and Beverage	$97.4	$108.2	$204.5	$221.8
Rooms	56.1	72.2	119.1	143.7
Other	15.3	17.2	33.7	37.6
	$168.8	$197.6	$357.3	$403.1
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Food and Beverage	$79.7	$83.0	$164.9	$168.3
Rooms	21.1	26.7	46.1	53.7
Other	8.4	6.0	18.1	16.0
	$109.2	$115.7	$229.1	$238.0

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 12 — Write-downs, Reserves, and Project Opening Costs, net of Recoveries

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Remediation costs	$—	$11.9	$2.4	$13.6
Divestitures and abandonments	6.6	3.7	13.0	9.5
Iowa dog racing exit costs (Note 4)	40.3	—	40.3	—
Project opening costs	3.7	2.9	6.9	4.6
Other	1.1	1.3	1.3	(0.6)
Total write-downs, reserves, and project opening costs, net of recoveries	$51.7	$19.8	$63.9	$27.1
Write-downs, reserves, and project opening costs, net of recoveries include project opening costs and various pre-tax charges to record contingent liability reserves, costs associated with efficiency projects, project write-offs, demolition costs, and other non-routine transactions, net of recoveries of previously recorded non-routine reserves.
Remediation costs primarily relate to projects at certain of our Las Vegas properties.
Divestitures and abandonments include losses on divested or abandoned assets, demolition costs and costs associated with various projects that are determined to no longer be viable. Divestitures and abandonments during the three and six months ended June 30, 2014 primarily relate to exit costs associated with the planned closure of Showboat Atlantic City, as described in Note 4, "Dispositions, Divestitures, and Other Property Matters." During the three and six months ended June 30, 2013, divestitures and abandonments primarily related to lease exit costs in Biloxi, Mississippi.
Project opening costs represent costs associated with opening a new property or project.
Note 13 — Income Taxes
Income Tax Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Income tax benefit/(provision) applicable to:
Loss from continuing operations, before income taxes	$171.8	$67.6	$276.9	$276.2
Discontinued operations	—	—	—	0.4
Accumulated other comprehensive income/(loss)	0.1	—	(0.1)	(0.1)
Effective tax rate	35.6%	15.9%	29.4%	32.4%
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions and potential interest or penalties associated with those liabilities.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Due to recent impairments and ongoing losses from continuing operations, we project that future reversals of taxable temporary differences are no longer sufficient to provide adequate taxable income to realize our deferred tax assets. As such, we have established a valuation allowance against the federal deferred tax assets that are not projected to be realizable.
The effective tax rate benefit in the three and six months ended June 30, 2014, were unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations that were not tax benefitted, partially offset by a tax benefit from the reversal of uncertain state tax positions. The effective rate benefit was lower for the six months ended June 30, 2013, primarily due to an increase in the federal valuation allowances against 2013 losses from continuing operations that were not tax benefitted, partially offset by a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the first quarter of 2013 which was retroactive to December 2012.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Temporary Differences Resulting in Deferred Tax Assets and Liabilities

(In millions)	Year Ended December 31, 2013
Deferred tax assets:
State net operating losses	$257.1
Foreign net operating losses	22.6
Federal net operating loss	1,693.3
Compensation programs	127.9
Allowance for doubtful accounts	69.1
Self-insurance reserves	7.9
Accrued expenses	40.5
Federal tax credits	27.0
Federal indirect tax benefits of uncertain state tax positions	23.6
Outside basis difference in foreign subsidiaries	—
Deferred revenue	38.9
Capital loss carryover	136.4
Investment in non-consolidated affiliates	31.8
Other	13.2
Subtotal	2,489.3
Less: valuation allowance	1,337.3
Total deferred tax assets	1,152.0
Deferred tax liabilities
Depreciation and other property-related items	710.5
Deferred cancellation of debt income and other debt-related items	1,319.7
Management and other contracts	—
Intangible assets	981.4
Prepaid expenses	16.7
Investments in non-consolidated affiliates	—
Total deferred tax liabilities	3,028.3
Net deferred tax liability	$1,876.3
Deferred Tax Assets and Liabilities Presented in our Consolidated Balance Sheets

(In millions)	As of December 31, 2013
Assets:
Deferred income taxes (current)	$1.3
Liabilities:
Liabilities held for sale (non-current)	—
Deferred income taxes (current)	291.6
Deferred income taxes (non-current)	1,586.0
Net deferred tax liability	$1,876.3

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation ("ASC Topic 718"), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $2.4 million if and when such deferred tax assets are ultimately realized. The Company uses ASC Topic 740, Income Taxes ("ASC Topic 740"), ordering when determining when excess tax benefits have been realized.
As of December 31, 2013, the Company had federal net operating loss ("NOL") carryforwards of $4,825.2 million. These NOLs will begin to expire in 2029. The federal NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to the application of ASC Topic 740, the federal NOL carryforwards reflected in the income tax returns, as filed, are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. In addition, the Company had federal general business tax credits carryforwards of $19.8 million, which will begin to expire in 2029. As of December 31, 2013, the Company's analysis has shown that the future reversal of its U.S. federal deductible temporary differences could exceed the future reversal of its U.S. federal taxable temporary differences. As such, the Company has provided a valuation allowance against its federal deferred tax assets for such excess with a corresponding reduction of federal income tax benefit on its Consolidated Statements of Operations.
NOL carryforwards for the Company’s subsidiaries for state income taxes were $6,608.2 million as of December 31, 2013. The state NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to application of ASC Topic 740, they are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $306.7 million on the deferred tax assets relating to these NOL carryforwards and other state deferred tax assets which will not more likely than not be realized. We anticipate that state NOLs in the amount of $22.7 million will expire in 2014. The remainder of the state NOLs will expire between 2015 and 2032.
NOL carryforwards of the Company’s foreign subsidiaries were $112.6 million as of December 31, 2013. The majority of these foreign NOLs have an indefinite carryforward period but are subject to a full valuation allowance as the Company believes these assets do not meet the "more likely than not" criteria for recognition under ASC Topic 740.
As of December 31, 2013, the Company had foreign tax credit carryforwards of $5.6 million, which are projected to expire unused in 2015 as the Company does not project to have sufficient future foreign source income in order to utilize these carryforwards. As such, the Company has provided a full valuation allowance against the foreign tax credit carryforward deferred tax asset.
We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess is estimated to total $27.0 million as of December 31, 2013. The additional deferred taxes, including foreign withholding taxes, that have not been provided is estimated at $1.0 million at December 31, 2013.
We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Balance Sheets, separate from any related income tax payable or deferred income taxes. In accordance with ASC 740, reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions as well as potential interest or penalties associated with those liabilities.
We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We have accrued balances of approximately $53 million or the payment of interest and penalties as of December 31, 2013. Included in the balances of unrecognized tax benefits as of December 31, 2013, are approximately $84 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2013, the tax years prior to 2010 are no longer subject to examination for U.S. tax purposes. As of December 31, 2013, the tax years prior to 2010 are no longer subject to examination for foreign and state income tax purposes as the statutes of limitations have lapsed.
The Company believes that it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months by $55.6 million due to state statute of limitations expirations during 2014. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although the Company believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a favorable impact on earnings.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 14 — Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principle market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date. Fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of nonperformance risk.
We assess the inputs used to measure fair value using the three-tier hierarchy promulgated under GAAP. This hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

Level 1:	Inputs include quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2:
Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly, including quoted prices for similar assets in active markets, quoted prices from identical or similar assets in inactive markets, and observable inputs such as interest rates and yield curves.

Level 3:
Inputs that are significant to the measurement of fair value that are not observable in the market and include management's judgments about assumptions market participants would use in pricing the asset or liability (including assumptions about risk).

Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rates) and Level 3 (forecasted cash flows) inputs. See Note 2, "Summary of Significant Accounting Policies - Goodwill and Other Non-Amortizing Intangible Assets," for more information on the application of the use of fair value methodology to measure goodwill and other intangible assets.
We have not elected the fair value measurement option for any of our assets or liabilities that meet the criteria for this option. Certain financial and non-financial assets and liabilities are required to be measured on either a recurring basis or on a nonrecurring basis as shown in the sections that follow.
Derivative Instruments Measured at Fair Value on a Recurring Basis
The estimated fair values of our derivative instruments are derived from market prices obtained from dealer quotes for similar, but not identical, assets or liabilities. Such quotes represent the estimated amounts we would receive or pay to terminate the contracts. Derivative instruments are included in accrued expenses in our Consolidated Condensed Balance Sheets. Our derivatives are recorded at their fair values, adjusted for the credit rating of the counterparty if the derivative is an asset, or adjusted for the credit rating of the Company if the derivative is a liability.
Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments, and none of our swaps are designated as accounting hedges. We had eight interest rate swap agreements outstanding with notional amounts totaling $5,750.0 million as of June 30, 2014 and December 31, 2013. These interest rate swaps reset monthly or quarterly and expire on January 25, 2015. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Changes in the fair value of the swap agreements are recognized in interest expense.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Impact on Consolidated Condensed Financial Statements
None of our derivative instruments are offset, and the fair values of assets and liabilities are recognized in the Consolidated Condensed Balance Sheets.
Fair Value of Derivative Instruments

(In millions)	Balance	Level 1	Level 2	Level 3
June 30, 2014
Accrued expenses and other current liabilities:
Derivative instruments	(87.0)	—	(87.0)	—

December 31, 2013
Deferred credits and other:
Derivative instruments	(165.9)	—	(165.9)	—
Effect of Non-designated Derivative Instruments on Net Loss for the Three and Six Months Ended June 30

(In millions)		Three Months Ended June 30,		Six Months Ended June 30,
Activity	Location of Loss	2014	2013	2014	2013
Net periodic cash settlements and accrued interest (1)	Interest expense	$44.3	$42.8	$87.7	$85.0
Total expense related to derivatives	Interest expense	0.5	(2.8)	8.9	15.6

(1)	The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly or quarterly.
Items Measured at Fair Value on a Non-recurring Basis
The following table shows the fair value of our assets and liabilities that are required to be measured at fair value as of June 30, 2014 and December 31, 2013, and the total adjustments recorded on these items during the periods then ended:

(In millions)	Balance	Level 1	Level 2	Level 3	Year to Date Adjustments
June 30, 2014
Intangible and tangible assets	$295.4	$—	$—	$295.4	$17.4

December 31, 2013
Intangible and tangible assets	$911.7	$—	$—	$911.7	$1,504.4
Assets held for sale, net	$11.9	$—	$—	$11.9	$25.3
Market and income approaches were used to value the intangible and tangible assets. Inputs included an expected range of market values, probability estimated by management that each value could be achieved, expected cash flows, recent comparable transactions, discounted cash flows, discounted cash flows, discount rate, royalty rate, growth rate, and tax rate.
Note 15 — Litigation, Contractual Commitments and Contingent Liabilities
Litigation
We are party to ordinary and routine litigation incidental to our business. We do not expect the outcome of any such ordinary and routine litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Bondholder Disputes
On March 21, 2014, CEC, CEOC, CERP, CAC, and CGP LLC received a letter (the "March 21 Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the asset transfers from subsidiaries of CEOC to CGP LLC of Planet Hollywood Las Vegas and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Linq that was consummated in 2013; and (c) the then-contemplated transfers by CEOC to CGP LLC of the Properties. The March 21 Letter does not identify the holders or specify the amount of Second-Priority Secured Notes of CEOC or other securities that they may hold. The March 21 Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The March 21 Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CEC strongly believes there is no merit to the March 21 Letter’s allegations and will defend itself vigorously and seek appropriate relief now that an action has been brought, as discussed below.
On April 3, 2014, a letter was sent to CEC, the Board of Directors of CEC (the "CEC Board") and the Board of Directors of CEOC (the "CEOC Board" and, together with the CEC Board, the "Boards") (the "April 3 Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that CEC and CEOC improperly transferred or seek to transfer assets of CEC and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by CEC and its subsidiaries to CGP LLC of CIE and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Linq that was consummated in 2013 ((a) and (b) collectively, the "2013 Transactions"); and (c) the then-contemplated transfers by CEOC to CGP LLC of the Properties and formation of a new services joint venture between CEOC, CERP and CGP LLC to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contemplated Transaction"). The April 3 Letter asserts that the consideration provided by CGP LLC and CERP in connection with the 2013 Transactions and the Contemplated Transaction is inadequate and that CEC and CEOC were insolvent at the time the transactions were approved. The April 3 Letter claims that the First Lien Group consists of institutions that collectively hold in excess of $1.85 billion of CEOC’s first lien debt and that holders of an additional $880 million of CEOC’s first lien debt endorse and support the April 3 Letter. The April 3 Letter alleges, among other things, that these transactions represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The April 3 Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable, and requests a meeting with representatives of CEC and other parties to discuss these matters. CEC strongly believes there is no merit to the April 3 Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.
On June 5, 2014, CEOC received a Notice of Default and Reservation of Rights (the "Notice") from holders (the "Noteholders") purporting to own at least 30% in principal amount of CEOC’s outstanding 10.00% second-priority senior secured notes due 2018 (the "Notes") issued under the Indenture, dated April 15, 2009 (the "Indenture"), by and among CEOC, CEC and U.S. Bank National Association, as trustee (the "Trustee"). The Notice alleges that the following defaults have occurred and are continuing under the Indenture: (i) the transfers by CEOC and its subsidiaries to CGP LLC of The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, Harrah’s New Orleans and 50% of the ongoing management fees and any termination fees under the management agreements for these properties, which were consummated on May 5, 2014 and May 20, 2014, violated the asset sales covenant under the Indenture because, among other things and (ii) in violation of the Indenture, CEC denied and/or disaffirmed its obligations under the Indenture and/or its guarantee of the Notes by stating in its Current Report on Form 8-K dated May 6, 2014 that upon the sale of CEOC’s common stock to certain investors, CEC’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released (the "Guarantee Default"). The Notice alleges that the conditions to the release of CEC’s guarantee under the Indenture have not occurred and the alleged Guarantee Default constitutes an event of default under the Indenture as a result of CEOC’s failure to cure the default prior to May 16, 2014, as proscribed by the Indenture. The Notice claims that absent any immediate written notice and agreement from CEOC that it will promptly take all steps necessary to rescind the asset sales in order to comply with the Indenture, such default also constitutes an event of default under the Indenture. CEC strongly believes that no default or events of default have occurred under the Indenture.
On July 18, 2014, a letter was sent to outside counsel of CEOC (the "July 18 Letter") by the law firm acting on behalf of the First Lien Group alleging, among other things, that CEOC and the pledgors of assets under the collateral agreement entered into in connection with the senior notes held by the First Lien Group were not in compliance with the terms of the collateral agreement.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the Notes, on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP LLC, CAC, CERP, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC and CEOC strongly believe this lawsuit is without merit and will defend themselves vigorously.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and the Company and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage the Company or CEOC.
Waiver Agreement
On August 12, 2014, CEOC and CEC executed a Waiver Agreement for the benefit of UMB Bank, National Association, as the trustee (the "Trustee") under the indentures (the "Indentures") governing the Senior Secured Notes (as defined below), and the registered and beneficial holders (the "Holders") from time to time of our 11.25% senior secured notes due 2017, 8.5% senior secured notes due 2020 and 9% senior secured notes due 2020 (the "Senior Secured Notes"). Pursuant to the Waiver Agreement, if the Trustee or Holders provide a notice of default in respect of Specified Defaults (as defined in the Waiver Agreement; see Exhibit 10.1 to CEOC’s Form 8-K filed on August 14, 2014) under any or all of the Indentures at any time on or after the date of the Waiver Agreement, such notice of default will be deemed to have been given as of the date of the Waiver Agreement for any and all purposes, and if provided on or after September 19, 2014, each Specified Default alleged in such notice of default under Section 6.01(c) or (j) of any or all of the Indentures shall become an "Event of Default" if CEOC does not cure such Specified Default within ten calendar days. Subject to written extension by CEOC and CEC, any notice of default that is provided more than 120 days after the effectiveness of the Waiver Agreement shall not have the benefit of the Waiver Agreement. Notwithstanding the Waiver Agreement, CEOC reserved all rights to challenge whether or not any Specified Defaults constitute actual defaults under the applicable Indentures.
Guarantees of Third-Party Debt and Other Obligations and Commitments

The following table presents our known contractual obligations as of December 31, 2013, including those related to long-term debt obligations, capital lease obligations, operating lease obligations, other long-term liabilities, and purchase obligations that are under agreements which are enforceable and legally binding and have fixed or minimum quantities to be purchased. There have been no material changes outside the ordinary course of business from December 31, 2013 to June 30, 2014 other than described in these Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contractual Obligations (a)	Payments due by Period as of December 31, 2013
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt, face value	$19,572.4	$102.5	$3,186.7	$11,448.0	$4,835.2
Capital lease obligations	16.7	10.9	5.8	—	—
Estimated interest payments (b)	8,128.6	1,853.7	3,264.2	2,346.9	663.8
Operating lease obligations	912.0	53.7	99.0	93.2	666.1
The LINQ and Octavius Tower lease payments (e)	616.7	50.0	100.0	100.0	366.7
Purchase order obligations	107.6	107.6	—	—	—
Community reinvestment	70.7	6.1	12.2	12.5	39.9
Construction commitments	158.0	158.0	—	—	—
Entertainment obligations (c)	164.2	56.3	43.2	37.8	26.9
Letters of credit	100.5	100.5	—	—	—
Minimum payments to tribes (d)	144.3	13.8	43.0	46.5	41.0
Other contractual obligations	374.4	89.9	106.4	34.0	144.1
	$30,366.1	$2,603.0	$6,860.5	$14,118.9	$6,783.7
____________________

(a)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits that, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities. See Note 13, "Income Taxes."

(b)
Estimated interest for variable-rate debt included in this table is based on rates as of December 31, 2013. Estimated interest includes the estimated impact of our interest rate swap and interest rate cap agreements.

(c)	Entertainment obligations represent obligations to pay performers who have contracts for future performances at one or more of our properties.

(d)	See discussion of "Tribal Casino Management Contracts" below.

(e)
As described in Note 5, "Property Transaction with CGP LLC", we sold The LINQ to CGP LLC on May 5, 2014; accordingly, as of June 30, 2014, the annual lease payments of $15.0 million through April 25, 2026 are no longer our responsibility and have been assumed by CGP LLC.

Tribal Casino Management Contracts
The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that provide a minimum monthly payment that must be made to the tribe. That obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to contracts for the three managed, Indian-owned facilities is $1.2 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.

Casino	Location	Expiration of Management Agreement
Harrah’s Resort Southern California	near San Diego, California	November 2014
Harrah’s Ak-Chin	near Phoenix, Arizona	December 2014
Harrah’s Cherokee	Cherokee, North Carolina	November 2018
Harrah’s Resort Southern California
An Amended and Restated Management Agreement has been negotiated and is now pending before the National Indian Gaming Commission (“NIGC”).  The effective date is to be determined and based on when the NIGC ultimately approves the Amended and Restated Management Agreement.  Upon approval, the Amended and Restated Management Agreement will have a term of five years.  We expect that it will be approved prior to the November 2014 expiration of the existing agreement.  There can be no assurance that we will obtain NIGC approval and if we fail to do so, we will lose our ability to manage this casino.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Harrah’s Ak-Chin
An Amended and Restated Management Agreement is being negotiated and we expect will be submitted to the NIGC for review and approval prior to the end of September 2014.  The effective date is to be determined and based on when the NIGC ultimately approves the Amended and Restated Management Agreement.  Upon approval, the Amended and Restated Management Agreement will have a term of five years.  We do not expect to have NIGC approval by the expiration date of the existing management agreement, so an extension of the existing agreement will need to be negotiated and would apply until such time as the NIGC approves the new Amended and Restated Management Agreement.  There can be no assurance that we will reach an agreement on the terms of an Amended and Restated Management Agreement and/or obtain NIGC approval and if we fail to do so, we will lose our ability to manage this casino.
Contingent Liabilities
Employee Benefit Obligations
In December 1998, Hilton Hotels Corporation ("Hilton") spun-off its gaming operations as Park Place Entertainment Corporation ("Park Place"). In connection with the spin-off, Hilton and Park Place entered into various agreements, including an Employee Benefits and Other Employment Allocation Agreement dated December 31, 1998 (the "Allocation Agreement") whereby Park Place assumed or retained, as applicable, certain liabilities and excess assets, if any, related to the Hilton Hotels Retirement Plan (the "Hilton Plan") based on the accrued benefits of Hilton employees and Park Place employees. We are the ultimate successor to this Allocation Agreement. In 2013, a lawsuit was settled related to the Hilton Plan, which retroactively and prospectively increased total benefits to be paid under the Hilton Plan. In 2009, we received a letter from Hilton, notifying us of a lawsuit related to the Hilton Plan which alleged that we had potential liability for the additional claims under the terms of the Allocation Agreement. Based on conversations between our representative and a representative of the defendants, we recorded a charge of $25.0 million representing our allocated share of the total damages estimate in accordance with FASB Codification Topic 450, Contingencies, during the second quarter 2010.
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that our obligation under the Allocation Agreement was approximately $53.5 million, and that approximately $18.5 million relates to contributions for historical periods and approximately $35.0 million relates to estimated future contributions. We are currently assessing the information supporting Hilton’s calculation of total amounts due under the Allocation Agreement. We met with Hilton representatives in March 2014, have had discussions subsequently, and have requested additional financial information in order to adequately assess the claimed amounts. Because we have yet to receive and assess this additional information, we have not been able to revise our estimate. We cannot currently predict the ultimate outcome of this matter, but we continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities.
Self-Insurance
We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves includes accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.   CERP and CGP LLC properties also participate in our self-insured employee health and accordingly, our reserve includes estimates for claims and reserves, including IBNR, for CERP and CGP resort property employees. We charge CERP and CGP LLC through payroll charges on a per employee basis, based on their individual coverage elections. As of June 30, 2014 and December 31, 2013, we had total self-insurance liability accruals of $56.2 million and $42.2 million, respectively.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, we received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. We responded to FinCEN's letter on January 13, 2014. Additionally, the Company has been informed that a federal grand jury investigation regarding the Company’s anti-money laundering practices and procedures is ongoing. The Company is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 16 — Leases
We lease both real estate and equipment used in our operations and classify those leases as either operating or capital leases, for accounting purposes. As of December 31, 2013, the remaining lives of our operating leases ranged from 1 to 77 years, with various automatic extensions totaling up to 79 years. Rent expense, net of income from subleases, is associated with operating leases for continuing operations and is charged to expense in the year incurred. In addition to the minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. We incurred total rent expense of $34.3 million and $28.0 million during the three months ended June 30, 2014 and 2013, respectively, and $59.7 million and $57.4 million during the six months ended June 30, 2014 and 2013, respectively.
Future Minimum Lease Obligations

	Payments due by period as of June 30, 2014
(In millions)	Capital Leases	Operating Leases
2014	$7.2	$26.5
2015	7.1	51.5
2016	1.5	49.0
2017	—	46.1
2018	—	46.0
2019 and thereafter	—	681.9
Total minimum rental commitments	15.8	$901.0
Less amounts representing interest	(1.2)
Present value of net minimum lease payments	$14.6
Note 17 — Supplemental Cash Flow Information
Reconciliation of Cash Paid for Interest

	Six Months Ended June 30,
(In millions)	2014	2013
Interest expense	$1,083.6	$1,073.1
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(5.3)	(54.3)
Amortization of deferred finance charges	(17.0)	(21.2)
Net amortization of discounts and premiums	(179.8)	(167.6)
Amortization of accumulated other comprehensive loss	—	(0.4)
Capitalized interest	10.4	20.4
Rollover of interest to principal	(0.8)	(6.1)
Executive compensation and benefit plans	(3.9)	(3.9)
Impact of consolidating The LINQ and Octavius Tower	(14.2)	—
Other	(2.6)	(5.6)
Change in derivative instruments due to cash settlements	79.2	66.5
Cash paid for interest	$949.6	$900.9

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 18 — Stock-Based Compensation
Caesars Stock-Based Compensation Plans
CEC has established a number of employee benefit programs for purposes of attracting, retaining, and motivating our employees. Our management, other personnel and key service providers participate in Caesars Entertainment’s share-based compensation plans. Although awards under the plan result in the issuance of shares of CEC, the amounts are a component of total compensation for our employees and are included in share-based compensation expense on our Consolidated Condensed Statements of Operations.
In February 2012, the Caesars Entertainment Board of Directors adopted the 2012 Performance Incentive Plan (the “2012 Incentive Plan”). All Caesars Entertainment share-based compensation programs are managed under this plan and are classified as either equity or liability-based instruments dependent on the terms and conditions of each of the awards. Equity-classified instruments are measured at their fair value at their date of grant and liability-classified instruments are re-measured at their fair value at each reporting date for accounting purposes. Our stock-based compensation expense related to these plans consists of our allocation of costs related primarily of time-based and performance-based stock options, restricted stock units and restricted stock awards and was recognized as follows:
CEOC Stock-Based Compensation Expense for the Three and Six Months Ended June 30

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Amounts included in:
Corporate expense	$3.8	$2.7	$10.6	$7.7
Property, general, administrative, and other	0.9	0.8	1.9	1.9
Total stock-based compensation expense	$4.7	$3.5	$12.5	$9.6
Caesars Entertainment Operating Company Stock-Based Compensation Plan
In May 2014, the CEOC Board of Directors adopted the Caesars Entertainment Operating Company 2014 Performance Incentive Plan ("2014 Incentive Plan"). All of our share-based compensation programs are managed under this plan and are classified as equity instruments dependent on the terms and conditions of each of the awards. Equity-classified instruments are measured at their fair value at their date of grant. During the three and six months ended June 30, 2014, we granted 86,936 shares of our common stock with a fair value of $90.31 per share and recognized a total of $7.0 million in share-based compensation expense, of which, $5.2 million is recorded in corporate expenses and $1.8 million is included in property, general, administrative, and other within our Consolidated Condensed Statement of Operations.
Caesars Acquisition Company Equity-Based Compensation Plan
On April 9, 2014, the CAC Board of Directors approved the CAC Equity-Based Compensation Plan for officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries (the "CAC Equity Plan"). Under the CAC Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to CAC Class A Common Stock, par value $0.001 per share (the “CAC Common Stock”) to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries, including us. The CAC Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of CAC Common Stock that may be delivered pursuant to awards under the CAC Equity Plan is $25.0 million.
On May 8, 2014, CEC granted awards to our officers, employees, directors, individual consultants and advisers and those of our subsidiaries in accordance with the CAC Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the CAC. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as corporate compensation expense by us, totaling $2.7 million for the quarter ended June 30, 2014. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEOC through a distribution of such shares. As a result, such awards have been recorded as management fee income by us, resulting in no net impact on our results of operations.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 19 — Employee Benefit Plans
Caesars Entertainment has established a number of employee benefit programs for purposes of attracting, retaining, and motivating our employees. The following is a description of the basic components of these programs as of December 31, 2013.
Savings and Retirement Plans
We maintain a defined contribution savings and retirement plan that allows employees to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to IRS rules and regulations) and are eligible to receive a company match of up to $600, which was reinstated in 2012. Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service.
We maintain several supplemental executive retirement plans ("SERP") to provide additional retirement benefits to a select group of former executives. The total liability reported in deferred credits and other for the SERP plans was $28.7 million as of June 30, 2014 and $29.7 million as of December 31, 2013.
Pension Commitments
We have a defined benefit plan for employees of our London Clubs International subsidiary that provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. We account for this plan under the immediate recognition method, under which actuarial gains and losses are recognized in operating results in the year in which the gains and losses occur rather than deferring them into Other Comprehensive Loss and amortizing them over future periods.
As of June 30, 2014, total plan assets were $205.1 million with total projected benefit obligation totaling $279.4 million, resulting in a net pension liability of $74.3 million. As of December 31, 2013, total plan assets were $195.8 million with total projected benefit obligation totaling $270.8 million, resulting in a net pension liability of $75.0 million. Our estimated long term expected return on assets for this plan, which has been frozen since 2010, is 6.3%, with a 4.4% discount rate.
Multiemployer Pension Plan
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from a single-employer plan in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a "withdrawal liability."

Multiemployer Pension Plan Participation

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1)	FIP/RP Status Pending/Implemented(2)	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
2014
Southern Nevada Culinary and Bartenders Pension Plan	88-6016617/001	Green	No	No	May 31, 2018
Pension Plan of the UNITE HERE National Retirement Fund	13-6130178/001	Red	Yes	No	March 14, 2015
Local 68 Engineers Union Pension Plan(3)	51-0176618/001	Yellow	Yes	No	April 30, 2017
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yes	No	April 30, 2017
____________________

(1)	Represents the Pension Protection Act ("PPA") zone status for applicable plan year beginning January 1, 2013, except where noted otherwise.

(2)	Indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

(3)	Plan years begin July 1.
The zone status is based on information that we have received from the plan administrator and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than less than 65% funded, plans in the yellow zone are between 65% and less than 80% funded, and plans in the green zone are at least 80% funded. All plans detailed in the table above utilized extended amortization provisions to calculate zone status.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Plans with Company Contributions in Excess of 5% of Total Plan Contributions

Pension Fund	Applicable Plan Years
Pension Plan of the UNITE HERE National Retirement Fund	2012
Southern Nevada Culinary and Bartenders Pension Plan	2012
Local 68 Engineers Union Pension Plan	2012
Nevada Resort Association IATSE Local 720 Retirement Plan	2012
At the date these financial statements were issued, Forms 5500 were not available for the plan year ended in 2013.
Deferred Compensation Plans
We have one active and five frozen deferred compensation plans. Amounts deposited into these deferred compensation plans are unsecured liabilities. The total liability for these plans recorded in deferred credits and other was $83.0 million as of June 30, 2014, and $84.3 million as of December 31, 2013. Our matching contributions to the active plan were suspended beginning in February 2009, though participants continue to vest in contributions made prior to that date.
The active plan is the Executive Supplemental Savings Plan II ("ESSP II") and allows eligible executive officers, directors, and other key employees to elect to defer a percentage of their salary and/or bonus. Participants immediately vest in their own elective deferrals and vest in our funded matching and discretionary contributions on a pro-rata basis over five years. However, our matching contributions to this plan were suspended beginning in February 2009, though participants continue to vest in contributions made prior to that date.
The five frozen plans that contain deferred compensation assets are as follows: (1) Harrah's Executive Deferred Compensation Plan ("EDCP"), (2) the Harrah's Executive Supplemental Savings Plan ("ESSP"), (3) Harrah's Deferred Compensation Plan ("HDCP"), (4) the Restated Park Place Entertainment Corporation Executive Deferred Compensation Plan, and (5) the Caesars World, Inc. Executive Security Plan. Employees may no longer contribute to these plans.
Note 20 — Non-consolidated Affiliates
Our non-consolidated affiliates are accounted for under the equity method and, as of June 30, 2014, our investments in and advances to non-consolidated affiliates consists primarily of Baluma S.A, our investment in Rock Ohio Caesars LLC ("ROC") in Ohio, and Suffolk Downs. We manage ROC's Horseshoe Cleveland casino, Horseshoe Cincinnati casino and Thistledown Racino for a fee under management agreements that expire in May 2032, March 2033 and April 2033, respectively.
Note 21 — Related Party Transactions
We provide services and manage properties for CERP and CGP LLC. The five properties sold to CGP LLC, described in the following paragraph and Note 5, "Property Transaction with CGP LLC," remain under CEOC management as described. In addition, we have other arrangements with related parties as described below in this note.
Property Transactions
CGP LLC Property Transaction
CEOC, CEC, CAC and CGP LLC previously entered into the CGP LLC Property Transaction. Pursuant to the terms of the definitive agreement governing the terms of the CGP LLC Property Transaction, we sold the following to CGP LLC: (i) the Properties, (ii) 50% of the ongoing management fees and any termination fees payable under property management agreements entered between us and the owners of each of the Properties and (iii) certain intellectual property that is specific to each of the Properties. We completed the above sale for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments. Under the terms of the agreements entered into in connection with the CGP LLC Property Transaction, we manage each property. We receive 50% of the ongoing management fees during the term of the related property management agreement consisting of (i) a base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. In addition, each property licenses enterprise-wide intellectual property from Caesars Licensing Company, LLC ("CLC"). Upon implementation of the services joint venture described below, we may assign the management agreements to CES (as defined below), and CLC will grant to CES licenses with respect to the enterprise-wide intellectual property. (See Note 5, "Property Transaction with CGP LLC".)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

LINQ and Octavius Tower
On April 25, 2011, Octavius Linq Holding Company, LLC, our indirect wholly-owned subsidiary, and its two direct wholly-owned subsidiaries, Caesars Octavius LLC (“Caesars Octavius”) and Caesars Linq, LLC (“Caesars Linq”), were formed to pursue the development of the Octavius Tower and The LINQ, respectively. Caesars Octavius leases Octavius Tower to Desert Palace, Inc., commonly known as Caesars Palace, our indirect wholly-owned subsidiary. Caesars Linq owns a tract of real property on which Caesars has developed a retail, dining, and entertainment corridor located between The Quad Resort & Casino and the Flamingo Las Vegas on the Las Vegas Strip. Caesars Linq leases the gaming space in The LINQ to 3535 Newco, LLC, doing business as The Quad Resort & Casino (the “Quad”), which was sold by us to CGP LLC in May 2014. The total lease payments under these two leases are $50.0 million annually through expiration on April 26, 2026.
Due to our continuing involvement with The LINQ subsequent to its sale to CERP, we consolidated the net assets and income statement impacts of The LINQ from the date of sale to CERP in October 2013 through May 5, 2014. As a result of our sale of The Quad described in Note 5, "Property Transaction with CGP LLC" and the resulting assumption by CGP LLC of our lease of certain space in the LINQ, we no longer had such continuing involvement and we no longer consolidated The LINQ in our Consolidated Condensed Financial Statements. Because this transaction was made between parties under common control, the difference between the book value of the assets sold and the fair value of consideration received has been recorded as "Impact of derecognition of LINQ assets" within our Consolidated Condensed Statements of Stockholders' Equity/(Deficit). The book value of assets sold and liabilities transferred were $821.8 million and $517.0 million, respectively.
Due to our continuing involvement with Octavius Tower subsequent to its sale to CERP in October 2013, we continue to consolidate the related assets and liabilities, as well as the results of operations, in our Consolidated Condensed Financial Statements subsequent to the sale of this property to CERP in October 2013. As a result of this accounting, we have treated the legal sale as an accounting financing transaction and as a result have recorded a financing liability totaling $157.7 million as of June 30, 2014, which has been recorded in Deferred Credits and Other in our Consolidated Condensed Balance Sheets.
The following table exhibits the impact of the above-described transactions on our Consolidated Condensed Statements of Operations and Balance Sheets.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net revenues	$19.2	$—	$22.7	$—
Income/(loss) from operations	11.9	—	5.2	—
Net loss attributable to CEOC	(8.6)	—	(24.3)	—
Interest expense	(20.5)	—	(29.6)	—
Total assets included in our Consolidated Condensed Balance Sheets were $336.7 million and $1,154.4 million as of June 30, 2014 and December 31, 2013, respectively.
Related Party Fees and Expenses
The following amounts are those paid or received with respect to the related-party transactions described in this section:

(In millions)		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Line	2014	2013	2014	2013
Reimbursement of expenses	Due from affiliates	$67.7	$44.9	$127.0	$88.9
Mark-up of CGP expenses	Other revenue	0.1	—	0.2	—
Service Provider Fees for CERP	Reimbursed management costs	19.4	9.1	34.0	20.5
Management Fees	Management fees	6.0	4.4	9.0	8.9

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Reimbursement of expenses
We have shared services agreements with CEC, CERP, and CIE and a management services agreement with CGP LLC pursuant to which we and certain of our subsidiaries provide various services. These agreements, among other things:

•
contemplate that we will provide certain services related to payroll, accounting, risk management, tax, finance, recordkeeping, financial statement preparation and audit support, legal, treasury functions, regulatory compliance, insurance, information systems, office space and corporate and other centralized services;

•	allow the parties to participate in our Total Rewards customer loyalty and self-insurance programs;

•	allow the parties to modify the terms and conditions of our performance of any of the services and to request additional services from time to time; and

•	provide for payment by CIE of a service fee to us in exchange for the provision of services in an amount equal to the fully allocated cost of such services plus 10%.
Costs incurred by us for the benefit of CEC, CERP, CGP LLC, and CIE are recorded as amounts due from affiliates on the Consolidated Condensed Balance Sheets.
The management services agreement with CGP LLC allows for us to charge a 10% incremental mark-up fee for certain reimbursable expenses.
Service Provider Fee
The shared services agreement with CERP also provides that CERP will pay for certain indirect corporate support costs. Pursuant to this agreement, we are authorized to charge CERP for an amount equal to 30% of unallocated corporate support costs, which are referred to as service provider fees.
Management Fees
We manage five properties on behalf of CGP LLC and receive 50% of the ongoing management fee for the properties. With respect to the Properties transferred in the CGP LLC Property Transaction and Horseshoe Baltimore, which we expect to open in August 2014, management fees consist of a base management fee calculated as a percentage of monthly net operating revenues and an incentive management fee calculated as a percentage of EBITDA for each operating year. With respect to Planet Hollywood, management fees consist of a base management fee calculated as a percentage of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated as a percentage of EBITDA.
Other Related Party Agreements
World Series of Poker (“WSOP”) Trademarks
Caesars Interactive Entertainment, Inc. (“CIE”) a majority-owned subsidiary of CGP LLC, owns the WSOP trademarks and associated rights. We have a perpetual, royalty-free license to use the WSOP trademarks in connection with operating WSOP branded poker rooms and selling certain WSOP branded retail items.
Cross Marketing and Trademark License Agreement
We and CIE have a Cross Marketing and Trademark License Agreement in effect until December 31, 2026, unless terminated earlier pursuant to the agreement’s terms. The agreement grants CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty. This agreement also provides for cross-marketing and promotional activities between us and CIE, including participation by CIE in CEC's Total Rewards loyalty program. We also receive a revenue share from CIE for customer referrals. We recognized $0.7 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively, and $1.0 million and $0.4 million during the six months ended June 30, 2014 and 2013, respectively, pursuant to the terms of the Cross Marketing and Trademark License Agreement.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Notes Payable to Affiliates
We have a credit facility with CEC pursuant to which CEC may make one or more unsecured loans to us. See Note 9, "Debt." This facility was paid in full in the three months ended June 30, 2014. There was $285.4 million outstanding under the agreement as of December 31, 2013.
In addition, a $15.4 million note payable to Caesars Entertainment funded the Bill’s renovation.  This note was settled in conjunction with the May 2014 transaction described in Note 5, "Property Transaction with CGP LLC."
Due from Affiliates
The Receivable from related parties consists of amounts due to us in exchange for shared services performed on behalf of related parties, including reimbursements from CERP. The Payable to related parties consists of income taxes payable to Caesars and short-term obligations to repay interest to related parties. Due from affiliates amounted to $39.6 million and $76.4 million as of June 30, 2014 and December 31, 2013, respectively,
Caesars Enterprise Services
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, CEC, CEOC, CERP, and Caesars Growth Properties Holdings, LLC (“CGPH” and together with CERP and CEOC, the "Members" and each a "Member") entered into a services joint venture, Caesars Enterprise Services, LLC (“CES”). Upon implementation, CES will manage certain Enterprise Assets (as defined hereafter) and the other assets it will own, license or control, and will employ the corresponding employees and other employees who currently provide services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly will be allocated to CEOC, CERP, and CGPH by CES according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses will be allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. The implementation of CES contemplated activities may be subject to regulatory and other approvals in certain jurisdictions.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), which will grant licenses to the Members and certain of their affiliates in connection with the implementation of CES. Initial contributions by the Members will include cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. We will transition certain executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, CLC, Caesars World, Inc. (“CWI”) and certain of our subsidiaries that are the owners of our properties will grant CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards® program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”). CEOC, CLC and CWI will also grant CES non-exclusive licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by us or our subsidiaries.
CES will grant to the properties owned or controlled by the Members and their respective affiliates non-exclusive licenses to the Enterprise Assets, and with respect to the Harrah’s New Orleans and Bally’s Las Vegas managed facilities, an exclusive (subject to geographic restrictions) license in and to the “Harrah’s” and “Bally’s” names. CES will also grant to CEOC, CLC, CWI and the properties owned or controlled by the Members, licenses to any intellectual property that CES develops or acquires in the future that is not derivative of the intellectual property licensed to it. CES will also grant to CEOC, CLC and CWI a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 22 — Subsequent Events
Incremental Term Loans
As described more fully in Note 9, "Debt," in June 2014, we completed the offering of $1,750.0 million of Incremental Term Loans due March 1, 2017, and the net proceeds were deposited in and remained in escrow until certain escrow conditions were satisfied on July 25, 2014. Subsequent to this satisfaction of escrow conditions, the Incremental Term Loans were assumed by us and became Incremental Term Loans governed by and incorporated into the Credit Facilities, as amended. We used the net cash proceeds from the Incremental Term Loans to complete the previously announced cash tender offers and repayment of 2015 maturities, as described below.
Bank Transactions
On July 25, 2014, our previously announced Bank Amendment became effective. As described more fully in Note 9, "Debt," the Bank Amendment amends our Second Amended and Restated Credit Agreement, dated as of March 1, 2012 (the "Credit Facilities").
Repayment of 2015 Maturities
On July 29, 2014, we completed our previously announced cash tender offers to purchase any and all of the outstanding $791.8 million aggregate principal amount of 5.625% Senior Notes due 2015 and any and all of the outstanding $189.9 million aggregate principal amount of 10.00% Second-Priority Senior Secured Notes due 2015.
We received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes and $103.0 million aggregate principal amount of the 10.00% Notes, and paid total consideration of $1,048.75 per $1,000 principal amount of the 5.625% Notes and total consideration of $1,022.50 per $1,000 principal amount of the 10.00% Notes, plus any accrued and unpaid interest from the last interest payment date to, but not including, the payment date.
In addition, we purchased from a significant third-party holder and a subsidiary of CGP LLC approximately $740.5 million in aggregate principal amount of the 5.625% Notes for a purchase price of $1,048.75 per $1,000 principal amount and approximately $83.2 million in aggregate principal amount of the 10.00% Notes for a purchase price of $1,022.50 per $1,000 principal amount, in each case, plus accrued and unpaid interest to, but not including, the closing date.
As a result of the above transactions, we have retired approximately 99.1% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
Bondholder Disputes
On July 18, 2014, a letter was sent to outside counsel of CEOC (the "July 18 Letter") by the law firm acting on behalf of the First Lien Group alleging, among other things, that CEOC and the pledgors of assets under the collateral agreement entered into in connection with the senior notes held by the First Lien Group were not in compliance with the terms of the collateral agreement.
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the Notes, on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP LLC, CAC, CERP, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC and CEOC strongly believe this lawsuit is without merit and will defend themselves vigorously.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and the Company and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage the Company or CEOC.
Registration Rights Agreement
On August 6, 2014, CEOC entered into a Registration Rights and Cooperation Agreement (the "Registration Rights Agreement"), by and between CEOC and CAC. Pursuant to the Registration Rights Agreement, CEOC grants CAC registration rights to, and agrees to assist and cooperate with CAC in conducting a possible private placement of, the CEOC 6.50% Senior Notes due 2016 (the "6.50% Senior Notes") and the CEOC 5.75% Senior Notes due 2017 (the "5.75% Senior Notes," and, together with the 6.50% Senior Notes, the "Senior Notes") received by CAC.
Pursuant to the Registration Rights Agreement, CEOC has agreed to (i) prepare a “shelf” registration statement (the "Shelf Registration Statement"), (ii) use commercially reasonable efforts to have the Shelf Registration Statement declared effective by the Securities Exchange Commission (the "SEC") and (iii) use commercially reasonable efforts to maintain the effectiveness of the Shelf Registration Statement, as further specified in the Registration Rights Agreement.
In the event that CEOC fails to file (on or before October 31, 2014), has not filed (on or before October 31, 2014) or fails to maintain the effectiveness of the Shelf Registration Statement, CAC may request that (i) CEOC register all or part of the Senior Notes under the Securities Act of 1933 and/or (ii) CEOC assist and cooperate in the conducting of a private placement of the Senior Notes received by CAC pursuant to the Notes Distribution, subject to certain black-out periods.
In addition to the provisions discussed above, the Registration Rights Agreement also includes provisions concerning registration procedures and indemnification and contribution obligations, amongst other things.
Note Purchase and Support Agreement
On August 12, 2014, CEOC and CEC announced that they have reached an agreement (the "Note Purchase and Support Agreement") with certain holders (the "Holders") of CEOC’s outstanding 6.50% Senior Notes and 5.75% Senior Notes in connection with a private refinancing transaction (the "Note Transaction"), pursuant to which, among other things, (i) such Holders, representing $237.8 million aggregate principal amount of the Senior Notes and greater than 51% of each class of the Senior Notes that are held by non-affiliates of CEC and CEOC, have agreed to sell to CEC and CEOC an aggregate principal amount of approximately $89.4 million of the 6.50% Senior Notes and an aggregate principal amount of approximately $66.0 million of the 5.75% Senior Notes, (ii) CEC has agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate, (iii) CEOC has agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate, (iv) CEOC has agreed to pay such Holders accrued and unpaid interest in cash and (v) CEC has agreed to contribute no less than $393.0 million aggregate principal amount of the Notes to CEOC for cancellation. Upon the closing of the Transaction, CEOC expects that its indebtedness would decrease by approximately $548.4 million.
Pursuant to the Note Purchase and Support Agreement, certain of the Holders have also (i) agreed to consent to amendments (the "Indenture Amendments") to the terms of the indentures that govern the Senior Notes and to amendments (the "Notes Amendments") to a ratable amount of approximately $82.4 million face amount of the Notes held by such Holders (the "Amended CEOC Notes") and (ii) agreed that for the period from the closing date of the Transaction until the earlier of (1) the 181st day after the closing date of the Transaction and (2) the occurrence of a "credit event" within the meaning of Section 4.2 (Bankruptcy) or 4.5 (Failure to Pay) of the 2003 ISDA definitions, such Holders will consent or approve a restructuring of Notes and Amended CEOC Notes on the terms described below and, subject to certain exceptions, will not transfer their Amended CEOC Notes except to a transferee that agrees to be bound by such agreement. The Indenture Amendments include (A) a consent to the removal and acknowledgment of the termination of the CEC guarantee within the indenture governing the Notes and (B) a modification to the covenant restricting disposition of “substantially all” of CEOC’s assets to measure future asset sales based on CEOC’s assets as of the date of the amendment. The Notes Amendments include provisions that holders of the Amended CEOC Notes will be deemed to consent to any restructuring of Notes and Amended CEOC Notes so long as holders have consented thereto that hold at least 10% of the outstanding 6.50% Senior Notes and 5.75% Senior Notes, as applicable (in each case, not including the Amended CEOC Notes or any Senior Notes held by affiliates of CEOC), the restructuring solicitation is no less favorable to any Holder of

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Amended CEOC Notes than to any holder of Notes, and certain other terms and conditions are satisfied. The Proposed Indenture Amendments and the Proposed Notes Amendments would not become operative until the closing of the Transaction.
In connection with the Transaction, CEOC and CEC also agreed that if no restructuring of CEOC is consummated within 18 months of the closing of the Notes Transaction, subject to certain conditions, CEC will be obligated to make an additional payment to CEOC of $35 million.
Waiver Agreement
On August 12, 2014, CEOC and CEC executed a Waiver Agreement for the benefit of UMB Bank, National Association, as the trustee (the "Trustee") under the indentures (the "Indentures") governing the Senior Secured Notes (as defined below), and the registered and beneficial holders (the "Holders") from time to time of our 11.25% senior secured notes due 2017, 8.5% senior secured notes due 2020 and 9% senior secured notes due 2020 (the "Senior Secured Notes"). Pursuant to the Waiver Agreement, if the Trustee or Holders provide a notice of default in respect of Specified Defaults (as defined in the Waiver Agreement; see Exhibit 10.1 to CEOC’s Form 8-K filed on August 14, 2014) under any or all of the Indentures at any time on or after the date of the Waiver Agreement, such notice of default will be deemed to have been given as of the date of the Waiver Agreement for any and all purposes, and if provided on or after September 19, 2014, each Specified Default alleged in such notice of default under Section 6.01(c) or (j) of any or all of the Indentures shall become an "Event of Default" if CEOC does not cure such Specified Default within ten calendar days. Subject to written extension by CEOC and CEC, any notice of default that is provided more than 120 days after the effectiveness of the Waiver Agreement shall not have the benefit of the Waiver Agreement. Notwithstanding the Waiver Agreement, CEOC reserved all rights to challenge whether or not any Specified Defaults constitute actual defaults under the applicable Indentures.
Note 23 — Condensed Consolidating Financial Information of Guarantors and Issuers
In May 2014, Caesars Entertainment completed the sale of five percent of its ownership interest in us to certain qualified institutional buyers. Upon completion of this sale, CEOC ceased to be a wholly owned subsidiary of Caesars Entertainment, and as a result of which Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released in accordance with the terms of the indentures governing the applicable notes.  See Note 10, "Stockholders' Equity,” for more information on this sale.  In addition, CEOC has provided notice to the trustees of its outstanding senior secured notes, second-priority senior secured notes, 10.75% senior notes due 2016 and 10.75%/11.50% senior PIK toggle notes due 2018 that CEOC elected to effect the automatic release of CEC’s guarantee of each such series of notes for the additional reason that the guarantee of other notes specified in the applicable indentures had been released.
In connection with the issuance of CEOC's 10.75% senior notes due 2016 and 10.75%/11.50% senior PIK toggle notes due 2018 (collectively, the "Guaranteed Debt") as detailed in Note 9, "Debt", certain of our wholly-owned domestic subsidiaries, which are 100% owned within the meaning of Rule 3-10 of Regulation S-X, provided guarantees. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in the U.S. The remaining subsidiaries (the Non-Guarantors) of CEOC are not guarantors of the Guaranteed Debt.   In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial information based on Rule 3-10 of the SEC's Regulation S-X.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2014
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$1,785.6	$223.6	$137.4	$—	$2,146.6
Restricted cash	—	—	19.0	—	19.0
Receivables, net of allowance for doubtful accounts	44.9	384.9	38.4	—	468.2
Prepayments and other current assets	17.0	192.4	44.4	(91.8)	162.0
Inventories	0.6	25.6	2.7	—	28.9
Intercompany receivables	256.1	132.1	1.8	(390.0)	—
Due from affiliates	35.4	4.2	—	—	39.6
Total current assets	2,139.6	962.8	243.7	(481.8)	2,864.3
Property and equipment, net	185.0	5,421.7	735.0	—	6,341.7
Goodwill	—	934.8	—	—	934.8
Intangible assets other than goodwill	3.4	2,675.9	54.9	—	2,734.2
Investments in subsidiaries	4,973.3	241.7	—	(5,215.0)	—
Investments in and advances to non-consolidated affiliates	—	3.8	145.4	—	149.2
Restricted cash	—	—	1,736.9	—	1,736.9
Deferred charges and other	373.9	166.7	88.9	(189.8)	439.7
Intercompany receivables	2,710.6	585.4	—	(3,296.0)	—
Assets held for sale	—	6.7	—	—	6.7
	$10,385.8	$10,999.5	$3,004.8	$(9,182.6)	$15,207.5
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$102.2	$120.9	$13.1	$—	$236.2
Accrued expenses	296.5	441.7	144.9	—	883.1
Interest payable	291.5	1.1	20.8	—	313.4
Deferred income taxes	388.0	—	—	(91.8)	296.2
Current portion of long-term debt	141.5	22.4	3.7	—	167.6
Intercompany payables	—	230.8	159.2	(390.0)	—
Total current liabilities	1,219.7	816.9	341.7	(481.8)	1,896.5
Long-term debt	16,102.7	64.3	2,073.1	—	18,240.1
Deferred credits and other	149.6	298.0	276.0	—	723.6
Deferred income taxes	—	1,591.1	6.9	(189.8)	1,408.2
Intercompany payables	—	2,472.7	823.3	(3,296.0)	—
	17,472.0	5,243.0	3,521.0	(3,967.6)	22,268.4
Total stockholders’ (deficit)/equity	(7,086.2)	5,756.5	(541.5)	(5,215.0)	(7,086.2)
Noncontrolling interests	—	—	25.3	—	25.3
Total (deficit)/equity	(7,086.2)	5,756.5	(516.2)	(5,215.0)	(7,060.9)
	$10,385.8	$10,999.5	$3,004.8	$(9,182.6)	$15,207.5

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$996.4	$292.3	$150.0	$—	$1,438.7
Restricted cash	—	1.0	13.2	—	14.2
Receivables, net	45.6	412.1	36.3	—	494.0
Prepayments and other current assets	26.0	205.8	50.7	(91.8)	190.7
Inventories	0.3	28.4	2.7	—	31.4
Intercompany receivables	282.1	113.2	21.7	(417.0)	—
Due from affiliates	76.4	—	—	—	76.4
Total current assets	1,426.8	1,052.8	274.6	(508.8)	2,245.4
Property and equipment, net	201.4	6,956.8	1,694.2	—	8,852.4
Goodwill	—	1,263.2	8.0	—	1,271.2
Intangible assets other than goodwill	3.5	2,832.9	68.4	—	2,904.8
Investments in subsidiaries	8,933.8	241.4	—	(9,175.2)	—
Investments in and advances to non-consolidated affiliates	—	3.5	148.7	—	152.2
Restricted cash	—	—	85.2	—	85.2
Deferred charges and other	328.2	181.4	51.7	(78.7)	482.6
Intercompany receivables	1,092.8	585.4	—	(1,678.2)	—
Assets held for sale	—	11.9	—	—	11.9
Total assets	$11,986.5	$13,129.3	$2,330.8	$(11,440.9)	$16,005.7

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$101.0	$177.4	$65.7	$—	$344.1
Accrued expenses	187.6	515.5	139.3	—	842.4
Interest payable	292.0	1.5	14.6	—	308.1
Deferred income taxes	383.4	—	—	(91.8)	291.6
Current portion of long-term debt	86.0	23.6	3.8	—	113.4
Intercompany payables	—	282.5	134.5	(417.0)	—
Total current liabilities	1,050.0	1,000.5	357.9	(508.8)	1,899.6
Long-term debt	16,034.0	92.1	513.7	—	16,639.8
Deferred credits and other	317.8	214.4	722.4	—	1,254.6
Deferred income taxes	—	1,544.4	120.3	(78.7)	1,586.0
Intercompany payables	—	871.2	807.0	(1,678.2)	—
Notes payable to affiliate	285.4	—	15.4	—	300.8
Total liabilities	17,687.2	3,722.6	2,536.7	(2,265.7)	21,680.8
Total stockholders’ (deficit)/equity	(5,700.7)	9,406.7	(231.5)	(9,175.2)	(5,700.7)
Noncontrolling interests	—	—	25.6	—	25.6
Total (deficit)/equity	(5,700.7)	9,406.7	(205.9)	(9,175.2)	(5,675.1)
Total liabilities and stockholders' deficit	$11,986.5	$13,129.3	$2,330.8	$(11,440.9)	$16,005.7

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues
Casino	$14.4	$778.0	$183.6	$—	$976.0
Food and beverage	3.9	186.2	19.6	—	209.7
Rooms	4.3	132.0	2.8	—	139.1
Management fees	2.9	14.9	5.8	—	23.6
Other	2.4	54.8	22.8	7.4	87.4
Reimbursable management costs	19.4	31.5	63.6	—	114.5
Less: casino promotional allowances	(4.9)	(148.8)	(15.1)	—	(168.8)
Net revenues	42.4	1,048.6	283.1	7.4	1,381.5
Operating expenses
Direct
Casino	9.0	467.0	118.3	—	594.3
Food and beverage	1.5	78.2	6.9	—	86.6
Rooms	0.6	31.0	0.5	—	32.1
Property, general, administrative, and other	6.7	232.4	43.3	7.7	290.1
Reimbursable management costs	19.4	31.5	63.6	—	114.5
Depreciation and amortization	1.3	49.9	18.7	—	69.9
Write-downs, reserves, and project opening costs, net of recoveries	0.8	55.8	(4.9)	—	51.7
Intangible and tangible asset impairment charges	4.0	13.4	—	—	17.4
(Income)/loss on interests in non-consolidated affiliates	—	(0.2)	6.7	—	6.5
(Income)/loss on interests in subsidiaries	14.9	(23.5)	—	8.6	—
Corporate expense	20.7	23.6	—	(0.3)	44.0
Acquisition and integration costs	(2.0)	—	0.5	—	(1.5)
Amortization of intangible assets	0.1	12.2	0.6	—	12.9
Total operating expenses	77.0	971.3	254.2	16.0	1,318.5
Income/(loss) from operations	(34.6)	77.3	28.9	(8.6)	63.0
Interest expense, net of interest capitalized	(510.2)	(3.1)	(42.8)	8.2	(547.9)
Gain on early extinguishments of debt	—	0.1	—	—	0.1
Gain/(loss) on partial sale of subsidiary	—	0.2	(3.3)	—	(3.1)
Other income, including interest income	7.0	4.9	1.2	(8.2)	4.9
Income/(loss) from continuing operations before income taxes	(537.8)	79.4	(16.0)	(8.6)	(483.0)
Benefit/(provision) for income taxes	199.1	(35.9)	8.6	—	171.8
Net income/(loss) from continuing operations, net of taxes	(338.7)	43.5	(7.4)	(8.6)	(311.2)
Discontinued operations
Loss from discontinued operations	—	(25.5)	(0.9)	—	(26.4)
Benefit for income taxes	—	—	—	—	—
Loss from discontinued operations, net of income taxes	—	(25.5)	(0.9)	—	(26.4)
Net income/(loss)	(338.7)	18.0	(8.3)	(8.6)	(337.6)
Less: net income attributable to noncontrolling interests	—	—	(1.1)	—	(1.1)
Net income/(loss) attributable to CEOC	(338.7)	18.0	(9.4)	(8.6)	(338.7)
Other comprehensive (loss)/income:
Total other comprehensive income/(loss), net of income taxes	—	—	(0.8)	—	(0.8)
Comprehensive income/(loss) attributable to CEOC	$(338.7)	$18.0	$(10.2)	$(8.6)	$(339.5)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues
Casino	$16.6	$838.1	$251.0	$—	$1,105.7
Food and beverage	3.5	203.4	44.0	—	250.9
Rooms	4.8	159.3	30.6	—	194.7
Management fees	1.7	14.2	6.4	(5.1)	17.2
Other	2.7	82.1	21.8	(19.7)	86.9
Reimbursable management costs	9.1	8.5	62.1	—	79.7
Less: casino promotional allowances	(4.8)	(163.2)	(29.6)	—	(197.6)
Net revenues	33.6	1,142.4	386.3	(24.8)	1,537.5
Operating expenses
Direct
Casino	9.4	495.2	148.6	—	653.2
Food and beverage	1.4	85.1	18.7	—	105.2
Rooms	0.6	39.2	8.2	—	48.0
Property, general, administrative, and other	5.9	265.4	76.7	(25.3)	322.7
Reimbursable management costs	9.6	8.5	61.6	—	79.7
Depreciation and amortization	0.9	81.9	23.9	—	106.7
Write-downs, reserves, and project opening costs, net of recoveries	—	16.7	3.1	—	19.8
Impairment of intangible and tangible assets	—	82.9	—	—	82.9
Gain/(loss) on interests in non-consolidated affiliates	—	(0.4)	16.1	—	15.7
(Income)/loss on interests in subsidiaries	(36.9)	(10.7)	(0.3)	47.9	—
Corporate expense	16.4	7.0	0.1	—	23.5
Acquisition and integration costs	4.9	0.1	0.6	—	5.6
Amortization of intangible assets	0.2	21.7	0.6	—	22.5
Total operating expenses	12.4	1,092.6	357.9	22.6	1,485.5
Income/(loss) from operations	21.2	49.8	28.4	(47.4)	52.0
Interest expense	(499.6)	(14.5)	(34.4)	21.4	(527.1)
Gain/(loss) on early extinguishment of debt	—	—	(0.1)	—	(0.1)
Gain/(loss) on partial sale of subsidiary	—	(8.9)	53.0	—	44.1
Other income, including interest income	15.9	5.1	6.2	(22.0)	5.2
Income/(loss) from continuing operations before income taxes	(462.5)	31.5	53.1	(48.0)	(425.9)
Income tax benefit/(provision)	94.5	(20.9)	(6.0)	—	67.6
Income/(loss) from continuing operations, net of income taxes	(368.0)	10.6	47.1	(48.0)	(358.3)
Discontinued operations
Income/(loss) from discontinued operations	—	(7.1)	(0.3)	—	(7.4)
Benefit/(provision) for income taxes	—	—	—	—	—
Income/(loss) from discontinued operations, net of income taxes	—	(7.1)	(0.3)	—	(7.4)
Net income/(loss)	(368.0)	3.5	46.8	(48.0)	(365.7)
Less: net income attributable to noncontrolling interests	—	—	(2.3)	—	(2.3)
Net income/(loss) attributable to CEOC	(368.0)	3.5	44.5	(48.0)	(368.0)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	—	—	(6.7)	—	(6.7)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	0.1	—	0.1
Comprehensive income/(loss) attributable to CEOC	$(368.0)	$3.5	$37.9	$(48.0)	$(374.6)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues
Casino	$25.6	$1,589.1	$377.9	$—	$1,992.6
Food and beverage	7.1	390.9	38.6	—	436.6
Rooms	7.1	287.8	5.2	—	300.1
Management fees	2.9	25.6	11.8	—	40.3
Other	5.1	128.8	30.4	(3.0)	161.3
Reimbursable management costs	34.0	62.6	120.3	—	216.9
Less: casino promotional allowances	(8.5)	(319.3)	(29.5)	—	(357.3)
Net revenues	73.3	2,165.5	554.7	(3.0)	2,790.5
Operating expenses
Direct
Casino	18.1	967.9	240.8	—	1,226.8
Food and beverage	2.9	157.9	13.8	—	174.6
Rooms	1.2	69.3	1.0	—	71.5
Property, general, administrative, and other	12.6	489.8	84.5	(2.4)	584.5
Reimbursable management costs	34.0	62.6	120.3	—	216.9
Depreciation and amortization	2.5	117.8	41.3	(0.1)	161.5
Write-downs, reserves, and project opening costs, net of recoveries	2.4	63.3	(1.8)	—	63.9
Intangible and tangible asset impairment charges	4.0	13.8	12.0	—	29.8
Income on interests in non-consolidated affiliates	—	(0.4)	3.4	—	3.0
(Income)/loss on interests in subsidiaries	(11.2)	1.7	—	9.5	—
Corporate expense	40.2	38.3	0.7	(0.6)	78.6
Acquisition and integration costs	13.0	0.2	—	—	13.2
Amortization of intangible assets	0.2	26.3	1.3	—	27.8
Total operating expenses	119.9	2,008.5	517.3	6.4	2,652.1
Income/(loss) from operations	(46.6)	157.0	37.4	(9.4)	138.4
Interest expense	(1,024.3)	(18.5)	(67.0)	26.2	(1,083.6)
Gain on partial sale of subsidiary	—	0.2	(3.3)	—	(3.1)
Other income, including interest income	20.0	9.6	2.5	(26.2)	5.9
Income/(loss) from continuing operations before income taxes	(1,050.9)	148.3	(30.4)	(9.4)	(942.4)
Benefit/(provision) for income taxes	272.0	(8.9)	13.8	—	276.9
Net income/(loss) from continuing operations, net of taxes	(778.9)	139.4	(16.6)	(9.4)	(665.5)
Discontinued operations
Loss from discontinued operations	—	(93.4)	(16.7)	—	(110.1)
Provision for income taxes	—	—	—	—	—
Income from discontinued operations, net of income taxes	—	(93.4)	(16.7)	—	(110.1)
Net income/(loss)	(778.9)	46.0	(33.3)	(9.4)	(775.6)
Less: net income attributable to noncontrolling interests	—	—	(3.3)	—	(3.3)
Net income/(loss) attributable to CEOC	(778.9)	46.0	(36.6)	(9.4)	(778.9)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	—	—	(3.3)	—	(3.3)
Comprehensive income/(loss) attributable to CEOC	$(778.9)	$46.0	$(39.9)	$(9.4)	$(782.2)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues
Casino	$28.6	$1,723.1	$534.7	$—	$2,286.4
Food and beverage	6.4	402.9	93.0	—	502.3
Rooms	8.1	304.2	61.0	—	373.3
Management fees	—	30.8	11.1	(14.1)	27.8
Other	4.8	162.2	43.7	(39.4)	171.3
Reimbursable management costs	20.5	16.3	113.9	—	150.7
Less: casino promotional allowances	(8.5)	(328.6)	(66.0)	—	(403.1)
Net revenues	59.9	2,310.9	791.4	(53.5)	3,108.7
Operating expenses
Direct
Casino	17.9	999.8	311.3	—	1,329.0
Food and beverage	2.7	168.2	38.1	—	209.0
Rooms	1.2	73.1	16.4	—	90.7
Property, general, administrative, and other	10.1	540.8	158.1	(53.9)	655.1
Reimbursable management costs	21.0	16.3	113.4	—	150.7
Depreciation and amortization	2.1	170.5	49.0	(0.1)	221.5
Write-downs, reserves, and project opening costs, net of recoveries	—	21.4	5.7	—	27.1
Intangible and tangible asset impairment charges	—	102.9	—	—	102.9
Loss on interests in non-consolidated affiliates	—	(0.3)	19.0	—	18.7
(Income)/loss on interests in subsidiaries	(201.7)	(6.9)	—	208.6	—
Corporate expense	35.4	8.7	0.1	—	44.2
Acquisition and integration costs	16.4	0.3	0.7	—	17.4
Amortization of intangible assets	0.3	43.4	1.4	—	45.1
Total operating expenses	(94.6)	2,138.2	713.2	154.6	2,911.4
Income/(loss) from operations	154.5	172.7	78.2	(208.1)	197.3
Interest expense	(1,020.3)	(29.1)	(66.0)	42.3	(1,073.1)
Gain/(loss) on early extinguishments of debt	(29.4)	—	(0.2)	—	(29.6)
Gain/(loss) on partial sale of subsidiary	—	(8.9)	53.0	—	44.1
Other income, including interest income	31.8	10.1	8.9	(43.1)	7.7
Income/(loss) from continuing operations before income taxes	(863.4)	144.8	73.9	(208.9)	(853.6)
Benefit/(provision) for income taxes	247.7	36.7	(8.2)	—	276.2
Income/(loss) from continuing operations, net of income taxes	(615.7)	181.5	65.7	(208.9)	(577.4)
Discontinued operations
Income/(loss) from discontinued operations	—	(10.4)	(23.5)	—	(33.9)
Benefit/(provision) for income taxes	—	0.4	—	—	0.4
Income/(loss) from discontinued operations, net of income taxes	—	(10.0)	(23.5)	—	(33.5)
Net income/(loss)	(615.7)	171.5	42.2	(208.9)	(610.9)
Less: net income attributable to noncontrolling interests	—	—	(4.8)	—	(4.8)
Net income/(loss) attributable to CEOC	(615.7)	171.5	37.4	(208.9)	(615.7)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	—	—	(20.9)	—	(20.9)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	0.1	—	0.1
Comprehensive income/(loss) attributable to CEOC	$(615.7)	$171.5	$16.6	$(208.9)	$(636.5)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash flows from operating activities	$(540.2)	$140.5	$23.5	$—	$(376.2)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(12.2)	(133.7)	(94.4)	—	(240.3)
Change in restricted cash	—	(18.2)	(1,657.5)	—	(1,675.7)
Dividend received	1,685.6	—	—	(1,685.6)	—
Proceeds from sale of properties, net of cash	—	1,613.2	2.0	—	1,615.2
Proceeds from the sale and maturity of investment securities	—	27.9	—	—	27.9
Other	—	5.6	(1.7)	—	3.9
Cash flows from investing activities	1,673.4	1,494.8	(1,751.6)	(1,685.6)	(269.0)
Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	—	1,736.9	—	1,736.9
Debt issuance and extension costs and fees	(2.2)	—	—	—	(2.2)
Cash paid for early extinguishments of debt	(0.2)	—	—	—	(0.2)
Scheduled debt and capital lease payments	(56.2)	(11.6)	(1.6)	—	(69.4)
Dividends paid	—	(1,685.6)	—	1,685.6	—
Distributions to noncontrolling interest owners	—	—	(3.6)	—	(3.6)
Repayments under notes payable to affiliates	(285.4)	—	(15.4)	—	(300.8)
Other	—	—	—	—	—
Cash flows from financing activities	(344.0)	(1,697.2)	1,716.3	1,685.6	1,360.7
Cash flows from discontinued operations
Cash flows from operating activities	—	(6.9)	(0.8)	—	(7.7)
Cash flows from investing activities	—	0.1	—	—	0.1
Cash flows from financing activities	—	—	—	—	—
Net cash from discontinued operations	—	(6.8)	(0.8)	—	(7.6)
Net increase/(decrease) in cash and cash equivalents	789.2	(68.7)	(12.6)	—	707.9
Cash and cash equivalents, beginning of period	996.4	292.3	150.0	—	1,438.7
Cash and cash equivalents, end of period	$1,785.6	$223.6	$137.4	$—	$2,146.6

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash flows from operating activities	$(492.7)	$120.3	$82.7	$—	$(289.7)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(3.9)	(159.9)	(145.6)	—	(309.4)
Change in restricted cash	—	(1.0)	883.4	—	882.4
Dividends received	48.4	74.2	—	(122.6)	—
Proceeds from sales of properties, net of cash	—	(25.7)	76.1	—	50.4
Investments in/advances to non-consolidated affiliates and other	—	—	(5.1)	—	(5.1)
Purchase of additional interests in subsidiaries	(7.4)	—	—	7.4	—
Other	(0.1)	(2.4)	(2.2)	—	(4.7)
Cash flows from investing activities	37.0	(114.8)	806.6	(115.2)	613.6
Cash flows from financing activities
Proceeds from the issuance of long-term debt	127.0	—	1,462.5	—	1,589.5
Assumption of debt by non-guarantors	2,199.4	—	(2,199.4)	—	—
Debt issuance and extension costs and fees	(47.3)	—	—	—	(47.3)
Cash paid for early extinguishments of debt	(1,783.3)	—	(2.3)	—	(1,785.6)
Scheduled debt and capital lease payments	(5.6)	(1.5)	—	—	(7.1)
Dividends paid	—	(48.4)	(74.2)	122.6	—
Contributions from noncontrolling interest owners	—	—	35.3	—	35.3
Distributions to noncontrolling interest owners	—	—	(5.2)	—	(5.2)
Repayments under intercompany note borrowings	(215.3)	(0.2)	(36.4)	(7.4)	(259.3)
Other	—	(4.2)	(1.0)	—	(5.2)
Cash flows from financing activities	274.9	(54.3)	(820.7)	115.2	(484.9)
Cash flows from discontinued operations
Cash flows from operating activities	—	(0.4)	(2.1)	—	(2.5)
Cash flows from investing activities	—	—	—	—	—
Cash flows from financing activities	—	—	—	—	—
Net cash from discontinued operations	—	(0.4)	(2.1)	—	(2.5)
Net increase/(decrease) in cash and cash equivalents	(180.8)	(49.2)	66.5	—	(163.5)
Change in cash classified as assets held for sale	—	—	(0.1)	—	(0.1)
Cash and cash equivalents, beginning of period	911.9	353.8	280.9	—	1,546.6
Cash and cash equivalents, end of period	$731.1	$304.6	$347.3	$—	$1,383.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis reflects the financial position and operating results of Caesars Entertainment Operating Company (“CEOC” or the “Company”) as of and for the sixth months ended June 30, 2014 and is the initial filing of the CEOC standalone financial statements. Notes and references are to the notes to consolidated financial statements included in Item 1, “Unaudited Financial Statements.”
Recent Developments
Registration Rights Agreement
On August 6, 2014, CEOC entered into a Registration Rights and Cooperation Agreement (the “Registration Rights Agreement”), by and between CEOC and CAC. Pursuant to the Registration Rights Agreement, CEOC grants CAC registration rights to, and agrees to assist and cooperate with CAC in conducting a possible private placement of, the CEOC 6.50% Senior Notes due 2016 (the “6.50% Senior Notes”) and the CEOC 5.75% Senior Notes due 2017 (the “5.75% Senior Notes,” and, together with the 6.50% Senior Notes, the “Senior Notes”) received by CAC.
Pursuant to the Registration Rights Agreement, CEOC has agreed to (i) prepare a “shelf” registration statement (the “Shelf Registration Statement”), (ii) use commercially reasonable efforts to have the Shelf Registration Statement declared effective by the Securities Exchange Commission (the “SEC”) and (iii) use commercially reasonable efforts to maintain the effectiveness of the Shelf Registration Statement, as further specified in the Registration Rights Agreement.
In the event that CEOC fails to file (on or before October 31, 2014), has not filed (on or before October 31, 2014) or fails to maintain the effectiveness of the Shelf Registration Statement, CAC may request that (i) CEOC register all or part of the Senior Notes under the Securities Act of 1933 and/or (ii) CEOC assist and cooperate in the conducting of a private placement of the Senior Notes received by CAC pursuant to the Notes Distribution, subject to certain black-out periods.
In addition to the provisions discussed above, the Registration Rights Agreement also includes provisions concerning registration procedures and indemnification and contribution obligations, amongst other things.
Note Purchase and Support Agreement
On August 12, 2014, CEOC and CEC announced that they have reached an agreement (the “Note Purchase and Support Agreement”) with certain holders (the “Holders”) of CEOC’s outstanding 6.50% Senior Notes and 5.75% Senior Notes in connection with a private refinancing transaction (the “Note Transaction”), pursuant to which, among other things, (i) such Holders, representing $237.8 million aggregate principal amount of the Senior Notes and greater than 51% of each class of the Senior Notes that are held by non-affiliates of CEC and CEOC, have agreed to sell to CEC and CEOC an aggregate principal amount of approximately $89.4 million of the 6.50% Senior Notes and an aggregate principal amount of approximately $66.0 million of the 5.75% Senior Notes, (ii) CEC has agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate, (iii) CEOC has agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate, (iv) CEOC has agreed to pay such Holders accrued and unpaid interest in cash and (v) CEC has agreed to contribute no less than $393.0 million aggregate principal amount of the Notes to CEOC for cancellation. Upon the closing of the Transaction, CEOC expects that its indebtedness would decrease by approximately $548.4 million.
Pursuant to the Note Purchase and Support Agreement, certain of the Holders have also (i) agreed to consent to amendments (the “Indenture Amendments ”) to the terms of the indentures that govern the Senior Notes and to amendments (the “Notes Amendments”) to a ratable amount of approximately $82.4 million face amount of the Notes held by such Holders (the “Amended CEOC Notes”) and (ii) agreed that for the period from the closing date of the Transaction until the earlier of (1) the 181st day after the closing date of the Transaction and (2) the occurrence of a “credit event” within the meaning of Section 4.2 (Bankruptcy) or 4.5 (Failure to Pay) of the 2003 ISDA definitions, such Holders will consent or approve a restructuring of Notes and Amended CEOC Notes on the terms described below and, subject to certain exceptions, will not transfer their Amended CEOC Notes except to a transferee that agrees to be bound by such agreement. The Indenture Amendments include (A) a consent to the removal and acknowledgment of the termination of the CEC guarantee within the indenture governing the Notes and (B) a modification to the covenant restricting disposition of “substantially all” of CEOC’s assets to measure future asset sales based on CEOC’s assets as of the date of the amendment. The Notes Amendments include provisions that holders of the Amended CEOC Notes will be deemed to consent to any restructuring of Notes and Amended CEOC Notes so long as holders have consented thereto that hold at least 10% of the outstanding 6.50% Senior Notes and 5.75% Senior Notes, as applicable (in each case, not including the Amended CEOC Notes or any Senior Notes held by affiliates of CEOC), the restructuring solicitation is no less favorable to any Holder of

Amended CEOC Notes than to any holder of Notes, and certain other terms and conditions are satisfied. The Proposed Indenture Amendments and the Proposed Notes Amendments would not become operative until the closing of the Transaction.
In connection with the Transaction, CEOC and CEC also agreed that if no restructuring of CEOC is consummated within 18 months of the closing of the Notes Transaction, subject to certain conditions, CEC will be obligated to make an additional payment to CEOC of $35 million.
Waiver Agreement
On August 12, 2014, CEOC and CEC executed a Waiver Agreement for the benefit of UMB Bank, National Association, as the trustee (the "Trustee") under the indentures (the "Indentures") governing the Senior Secured Notes (as defined below), and the registered and beneficial holders (the "Holders") from time to time of our 11.25% senior secured notes due 2017, 8.5% senior secured notes due 2020 and 9% senior secured notes due 2020 (the "Senior Secured Notes"). Pursuant to the Waiver Agreement, if the Trustee or Holders provide a notice of default in respect of Specified Defaults (as defined in the Waiver Agreement; see Exhibit 10.1 to CEOC’s Form 8-K filed on August 14, 2014) under any or all of the Indentures at any time on or after the date of the Waiver Agreement, such notice of default will be deemed to have been given as of the date of the Waiver Agreement for any and all purposes, and if provided on or after September 19, 2014, each Specified Default alleged in such notice of default under Section 6.01(c) or (j) of any or all of the Indentures shall become an “Event of Default” if CEOC does not cure such Specified Default within ten calendar days. Subject to written extension by CEOC and CEC, any notice of default that is provided more than 120 days after the effectiveness of the Waiver Agreement shall not have the benefit of the Waiver Agreement. Notwithstanding the Waiver Agreement, CEOC reserved all rights to challenge whether or not any Specified Defaults constitute actual defaults under the applicable Indentures.
Summary of 2014 Events
Sale of Certain Properties from CEOC to CGP LLC. We completed the sale to Caesars Growth Partners, LLC ("CGP LLC") of Bally’s Las Vegas, The Cromwell and The Quad Resort & Casino on May 5, 2014, and the sale of Harrah’s New Orleans on May 20, 2014. CGP LLC acquired these four properties from CEOC for an aggregate purchase price of $2,000.0 million minus assumed debt and other customary closing adjustments.
Sale of CEOC Common Stock. On May 5, 2014, Caesars Entertainment completed the sale of 68.1 shares (68,100 shares on a post-split basis) of its shares of our unregistered common stock to certain qualified institutional buyers. Caesars Entertainment received an aggregate purchase price of $6.2 million for the shares. These shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of our outstanding secured and unsecured notes was automatically released.
CEOC Common Stock Split. On May 30, 2014, we effected a 1,000-for-1 split of our common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. As of June 30, 2014, we had 1.4 million shares of common stock issued and outstanding.
Incremental Term Loans. In June 2014, we completed the offering of $1,750.0 million of Incremental Term Loans due March 1, 2017. The net proceeds of the Incremental Term Loans were deposited in escrow and remained in escrow until the escrow conditions were satisfied on July 25, 2014.
Repayment of 2015 Maturities. On July 29, 2014, we announced that we had completed our previously announced cash tender offers for any and all of our 5.625% Senior Notes due 2015 ("5.625% Notes") and any and all of our 10.00% Second-Priority Senior Secured Notes due 2015 ("10.00% Notes"), subject to financing and other conditions. We received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes and $103.0 million aggregate principal amount of the 10.00% Notes by the expiration time. We accepted for purchase all of the notes validly tendered (and not validly withdrawn). We paid total consideration of $1,048.75 per $1,000 principal amount of the 5.625% Notes and total consideration of $1,022.50 per $1,000 principal amount of the 10.00% Notes, plus any accrued and unpaid interest from the last interest payment date to, but not including, the payment date. In addition, pursuant to previously announced note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC, we purchased approximately $740.5 million in aggregate principal amount of the 5.625% Notes for a purchase price of $1,048.75 per $1,000 principal amount and approximately $83.2 million in aggregate principal amount of the 10.00% Notes for a purchase price of $1,022.50 per $1,000 principal amount, in each case, plus accrued and unpaid interest to, but not including, the closing date. As a result of the tender offers and the note purchases, we retired approximately 99.1% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.

Bank Amendment. On July 25, 2014, we amended our senior secured credit facilities to, among other things: (i) modify the financial maintenance covenant to increase the leverage ratio level, (ii) exclude the new Incremental Term Loans from the definition of "Senior Secured Leverage Ratio" for purposes of such covenant, and (iii) modify CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee is limited to a guarantee of collection with respect to obligations owed to the lenders who consented to the Bank Amendment.
Property Closures
Gaming activity in the U.S. has declined since 2007 while regional competition and supply has increased. These market dynamics have negatively impacted our regional and consolidated results. In response to these conditions, we have closed two properties in 2014 and have announced the closure of a third, as follows:
Harrah's Tunica. On June 2, 2014, we permanently closed Harrah's Tunica in Tunica, Mississippi. In the first quarter 2014, we recorded intangible and tangible asset impairment charges totaling $65.0 million. During the second quarter of 2014 we recorded a charge for approximately $10.9 million related to exit costs, and $3.6 million related to accrued severance costs.
Showboat Atlantic City. On June 27, 2014, we announced that we will close Showboat Atlantic City effective August 31, 2014. As a result, we recorded a $4.8 million charge related to accrued exit costs.
Golden Nugget. Further, in February 2014, we permanently closed our Golden Nugget casino in London, England.
Other Matters
Formation of Caesars Enterprise Services, LLC. On May 21, 2014, Caesars Entertainment announced the definitive terms of its previously announced services joint venture, Caesars Enterprise Services, LLC (“CES”), with CEOC, CERP, and Caesars Growth Properties Holdings, LLC (“CGPH”). CES will manage certain enterprise assets and the other assets it owns, licenses or controls and will employ the corresponding employees and other employees who provide services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. For more information, refer to CEOC’s Current Report on Form 8-K as filed with the SEC on May 21, 2014.
Iowa Dog Racing Legislation. As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation also requires that we pay a total of $65.0 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning on January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The present value of the liability related to the exit costs was $40.3 million as of June 30, 2014.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.

Basis of Presentation
In the discussion below, the words “Company, “CEOC,” “we,” “our,” and “us” refer to Caesars Entertainment Operating Company and its consolidated entities, unless otherwise stated or the context requires otherwise.
Due to our continuing involvement with The LINQ subsequent to its sale to CERP, we consolidated the net assets and income statement impacts of The LINQ from the date of sale to CERP in October 2013 through May 5, 2014. As a result of our sale of The Quad described in Note 5, "Property Transaction with CGP LLC" and the resultant assumption by CGP LLC of our lease of certain space in the LINQ, we no longer had such continuing involvement and we no longer consolidated The LINQ in our Consolidated Condensed Financial Statements. We also had continuing involvement with Octavius Tower subsequent to its sale to CERP in October 2013; however, we continue to consolidate it.
Property Aggregation
The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company's casino properties (as of June 30, 2014 or otherwise noted below), have been grouped into their major categories to facilitate discussion of the Company's operating results.
Discussion of Results of Operations

	Three Months Ended June 30,				Percent Favorable/ (Unfavorable)
	2014			2013
(Dollars in millions) (a)	LINQ/Octavius(b)	CEOC Financial Information(c)	CEOC Consolidated Results(d)	CEOC Consolidated Results(d)
Casino revenues	$—	$976.0	$976.0	$1,105.7	(11.7)%
Net revenues	19.2	1,362.3	1,381.5	1,537.5	(11.4)%
Income from operations	11.9	51.1	63.0	52.0	(1.7)%
Loss from continuing operations, net of income taxes	(8.6)	(302.6)	(311.2)	(358.3)	15.5%
Loss from discontinued operations, net of income taxes	—	(26.4)	(26.4)	(7.4)	(256.8)%
Net loss attributable to CEOC	(8.6)	(330.1)	(338.7)	(368.0)	10.3%
Property EBITDA (b)(e)	22.3	237.4	259.7	325.5	(27.1)%

	Six Months Ended June 30,				Percent Favorable/ (Unfavorable)
	2014			2013
(Dollars in millions) (a)	LINQ/Octavius(b)	CEOC Financial Information(c)	CEOC Consolidated Results(d)	CEOC Consolidated Results(d)
Casino revenues	$—	$1,992.6	$1,992.6	$2,286.4	(12.8)%
Net revenues	22.7	2,767.8	2,790.5	3,108.7	(11.0)%
Income from operations	5.2	133.2	138.4	197.3	(32.5)%
Loss from continuing operations, net of income taxes	(24.3)	(641.2)	(665.5)	(577.4)	(11.0)%
Loss from discontinued operations, net of income taxes	—	(110.1)	(110.1)	(33.5)	(228.7)%
Net loss attributable to CEOC	(24.3)	(754.6)	(778.9)	(615.7)	(22.6)%
Property EBITDA (b)(e)	31.8	479.8	511.6	671.2	(28.5)%
______________

(a)
Casino revenues, net revenues, income/(loss) from operations, and loss from continuing operations, net of income taxes for all periods presented in the tables above exclude the results of the Harrah's St. Louis casino, the Alea Leeds casino, the subsidiaries that held our land concession in Macau, and the Golden Nugget casino, all of which are presented as discontinued operations.

(b)
Due to our continuing involvement with The LINQ and Octavius Tower of Caesars Palace Las Vegas, these properties' results are included in our results. For more detail, see "Basis of Presentation" above.

(c)	CEOC Financial Information represents the disaggregation of CEOC Consolidated Results.

(d)
CEOC Consolidated Results represents the results of operations and certain key metrics of CEOC as included in our Consolidated Condensed Statements of Operations in conformity with accounting principles generally accepted in the United States ("GAAP").

(e)
Property EBITDA is a non-GAAP financial measure that is defined and reconciled to its most comparable GAAP measure later in this document. Property EBITDA is included because the Company's management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.

The tables above disaggregate our results of operations and key metrics into two components: (1) the impact of consolidating the results of The LINQ and Octavius Tower (noted in the above tables as "LINQ/ Octavius"), and (2) the remaining disaggregated components of our results of operations and key metrics ("CEOC Financial Information"). Due to our continuing involvement with The LINQ and Octavius Tower, we continued to consolidate these properties and their related net assets and income statement impacts into our financial results subsequent to CERP's ownership of this property in October 2013. For more detail, see "LINQ and Octavius Tower Results of Operations" below.
Because we believe it is important to investors to understand how the LINQ and Octavius Tower impact our results of operations and our key financial metrics, and this approach aligns with how our results are viewed by management, we have disaggregated our consolidated results into the two components described. Accordingly, we are providing the following Management's Discussion and Analysis on that same disaggregated basis.
LINQ and Octavius Tower Results of Operations
On April 25, 2011, Octavius Linq Holding Company, LLC, our indirect wholly owned subsidiary, and its two direct wholly owned subsidiaries, Caesars Octavius LLC (“Caesars Octavius”) and Caesars Linq, LLC (“Caesars Linq”), were formed to pursue the development of the Octavius Tower and The LINQ. Caesars Octavius leases Octavius Tower to Desert Palace, Inc., commonly known as Caesars Palace, our indirect wholly owned subsidiary. Caesars Linq owns a tract of real property on which Caesars has developed a retail, dining, and entertainment corridor located between The Quad Resort & Casino and the Flamingo Las Vegas on the Las Vegas Strip ("The LINQ”). Caesars Linq leases the gaming space in The LINQ to 3535 Newco, LLC, doing business as The Quad Resort & Casino, which we sold to CGP LLC on May 5, 2014. The total lease payments under these two leases are $50.0 million annually.
The following discussion and analysis assesses, on a disaggregated basis, the impact of The LINQ and Octavius Tower on our results of operations and key metrics during the period in which they have been consolidated. See "Basis of Presentation" above for more detail. The income/(loss) from operations reflects all rental payments made by us to CERP, described above as principal and interest on the presumed financing under the effective interest method. Accordingly, this treatment effectively moves rental payments through interest costs, which increases the Property EBITDA key metric presented in the tables above.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net revenues	$19.2	$—	$22.7	$—
Income/(loss) from operations	11.9	—	5.2	—
Net loss attributable to CEOC	(8.6)	—	(24.3)	—
Property EBITDA	22.3	—	31.8	—
Due to the timing of the transfer of The LINQ and Octavius Tower to CERP, there are no comparable period results; accordingly, the entire results of The LINQ and Octavius Tower in our Consolidated Condensed Financial Statements represents a variance to the prior year comparable period.
Impact of Property Sales
We completed the sale of four properties (The Cromwell, Bally's Las Vegas, The Quad Resort & Casino, and Harrah's New Orleans) to CGP LLC in May 2014, as well as the sale of Planet Hollywood Resort & Casino to CGP LLC in October 2013 (together, the "Sold Properties"). The sales of these five properties ("Property Sales") drove material changes in our results. Due to the timing of the Property Sales, the prior year contains results for the full three and six months ended June 30, 2013 for all of the Sold Properties, while the current year contains no Planet Hollywood revenues in either the three or six months ended June 30, 2014, and contains results for the four properties sold to CGP LLC in May 2014 for the entire three months ended March 31, 2014, but only for the portion of the three months ended June 30, 2014 up through the date of the sale of the four related properties to CGP LLC. For more information on the Property Sales, see Summary of 2014 Events above and Note 5, "Property Transaction with CGP LLC").
The impact of the Property Sales has been reflected separately in the following discussion and analysis to enable a better understanding of our continuing operations. In addition, in the second quarter 2013, we completed the partial sale of our Conrad Punta del Este casino in Uruguay (the "Conrad") and as a result we no longer consolidate the Conrad’s results, but rather account for our ownership interest under the equity method of accounting.

CEOC Financial Information and Results of Operations
The following reflects a discussion and analysis of the second component of our results of operations, the remaining disaggregated components of our results of operations and key metrics, the CEOC Financial Information in the tables above. All of the following discussion and analysis refers to the columns identified as CEOC Financial Information for 2014 as compared with 2013 CEOC Consolidated Results.
Consolidated Net Revenues

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Net Revenues	$1,362.3	$1,537.5	(11.4)%	$2,767.8	$3,108.7	(11.0)%
Three months ended June 30, 2014 compared with June 30, 2013
Net revenues declined $175.2 million, or 11.4%, compared with the prior year quarter, primarily due to a decline in casino revenue of $129.7 million, or 11.7%, mainly due to the Property Sales and the Conrad sale. These two factors together accounted for 64.6% or $112.2 million of the $129.7 million decrease in casino revenues. The remainder of the decrease was the result of persistent softness in certain regional markets and Atlantic City, partially offset by particularly strong results in Caesars Palace Las Vegas on VIP baccarat play and favorable hold. Our regional markets and Atlantic City experienced a decline of 8.3% in net revenues in the second quarter compared with the prior year, excluding the impact of the Property Sales described above.
Six months ended June 30, 2014 compared with June 30, 2013
Net revenues declined $340.9 million, or 11.0%, compared with the prior year period, primarily due to a decline in casino revenue of $293.8 million or 12.8%. The impact of the Property Sales and the Conrad sale drove the majority of the decrease. The remainder of the decrease was the result of persistent softness in certain regional markets, partially offset by particularly strong results in Caesars Palace Las Vegas. Our regional markets and Atlantic City together experienced a decline of 9.3% in net revenues in the second quarter compared with the prior year, excluding the impact of the Property Sales described above.
Analysis of Net Revenues on a Disaggregated Basis

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Domestic	$1,040.8	$1,083.6	(3.9)%	$2,042.3	$2,173.9	(6.1)%
Managed, international and other	235.3	195.1	20.6%	449.4	409.0	9.9%
Sold Properties	86.2	258.8	(66.7)%	276.1	525.8	(47.5)%
Total	$1,362.3	$1,537.5		$2,767.8	$3,108.7
Three months ended June 30, 2014 compared with June 30, 2013
Domestic net revenues declined $42.8 million, or 3.9%, compared with the prior year quarter, primarily due to a decline of $15.7 million, or 1.8%, in casino revenue. This decrease was primarily due to a 3% decline in gaming volume and overall visitation in the second quarter 2013, primarily driven by our Atlantic City properties. The remainder of the decrease was the result of ongoing softness in certain regional markets, partially offset by particularly strong results in Caesars Palace Las Vegas on VIP baccarat play and favorable hold. As described above, our regional markets and Atlantic City experienced a decline of 8.3% in net revenues in the second quarter compared with the prior year, excluding the impact of the Property Sales described above.
Managed, International and Other net revenues increased $40.2 million, or 20.6%, compared with the prior year quarter, primarily due to a $34.4 million increase in management fees and reimbursable management costs primarily related to the addition of Planet Hollywood as a managed property. This increase was partially offset by the reduction of revenues resulting from the Conrad sale in the second quarter 2013.
Net revenues related to our Sold Properties declined $172.6 million, or 66.7%, compared with the prior year quarter, due to the timing of the transfer of ownership of the related properties to CGP LLC in May 2014.

Six months ended June 30, 2014 compared with June 30, 2013
Domestic net revenues declined $131.6 million, or 6.1%, compared with the 2013 period, primarily due to a decline of $102.7 million, or 5.8%, in casino revenue. This decrease was primarily the result of continuing persistent softness in certain regional markets and Atlantic City, partially offset by particularly strong results in Caesars Palace Las Vegas and the Property Sales. As described above, our regional markets and Atlantic City together experienced a decline of 9.3% in net revenues in the second quarter compared with the prior year, excluding the impact of the Property Sales described above.
Managed, International and Other net revenues increased $40.4 million, or 9.9%, compared with the 2013 period, primarily due to an $64.9 million increase in management fees and reimbursable management costs primarily related to the addition of Planet Hollywood as a managed property. This increase was partially offset by the reduction of revenues resulting from the Conrad sale in the second quarter 2013.
Net revenues related to our Sold Properties declined $249.7 million, or 47.5%, compared with the 2013 period, due to the Impact of the Property Sales described above.
Consolidated Income from Operations

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Income from operations	$51.1	$52.0	(1.7)%	$133.2	$197.3	(32.5)%
Three months ended June 30, 2014 compared with June 30, 2013
Income from operations decreased by $0.9 million, or 1.7%. The decrease is a function of the income impact of the decline in net revenues, primarily resulting from the Property Sales and a $40.3 million charge for exit-related costs recorded as a result of legislation in the State of Iowa that requires us to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa ("Iowa Dog Racing Legislation"). In addition, we recognized a $9.0 million reversal in the second quarter 2013 related to the treatment of complimentary employee meals in Nevada, which contributed to the higher second quarter 2013 income. Partially offsetting the above were lower intangible and tangible asset impairment charges, which totaled $17.4 million in the three months ended June 30, 2014 compared with $82.9 million in prior year quarter.
Six months ended June 30, 2014 compared with June 30, 2013
Income from operations decreased by $64.1 million, or 32.5%. The decrease is primarily due to the income impact of the decline in net revenues and $40.3 million of exit-related costs recorded as a result of the Iowa Dog Racing Legislation. The decrease is partially offset by reductions in property taxes and depreciation expense as well as lower intangible and tangible asset impairment charges of $29.8 million in the six months ended June 30, 2014 compared with $102.9 million in prior year period.
Analysis of Income/(loss) from Operations on a Disaggregated Basis

	Three Months Ended June 30,		Percent Favorable/ (Unfavorable)	Six Months Ended June 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Domestic	$76.0	$44.5	70.8%	$166.0	$151.0	9.9%
Managed, international and other	(38.2)	(40.0)	4.5%	(71.7)	(48.3)	(48.4)%
Sold Properties	13.3	47.5	(72.0)%	38.9	94.6	(58.9)%
Total	$51.1	$52.0		$133.2	$197.3
Three months ended June 30, 2014 compared with June 30, 2013
Domestic income from operations increased by $31.5 million, or 70.8%. The increase was attributed to lower intangible and tangible asset impairment charges due to no impairments in the three months ended June 30, 2014 compared with $82.9 million in three months ended June 30, 2013, partially offset by a $40.3 million charge related to the Iowa Dog Racing Legislation and the income impact of the reduction in net revenues.

Managed, international and other loss from operations decreased by $1.8 million, or 4.5%. This was driven by an increase in property, general, administrative and other operating expenses due to costs associated with share-based compensation programs, impairment of tangible and intangible assets of $17.4 million in the 2014 quarter compared with no impairments in the 2013 quarter, and an increase in corporate expenses of $20.5 million due to certain professional fees associated with the numerous corporate transactions and costs associated with stock-based compensation programs. These cost increases were partially offset by lower amortization expenses and the income impact of the increase in management fees related to the Sold Properties, which are now managed by CEOC.
Income from operations related to our Sold Properties decreased by $34.2 million, or 72.0%. The decrease is a function of the Impact of the Property Sales described above.
Six months ended June 30, 2014 compared with June 30, 2013
Domestic income from operations increased by $15.0 million, or 9.9%. The increase was primarily due to lower intangible and tangible asset impairment charges of $12.0 million in the six months ended June 30, 2014 compared with $102.9 million in six months ended June 30, 2013. The lower impairment charges were partially offset by $40.3 million of exit-related costs for the Iowa Dog Racing Legislation and the income impact of the reduction in net revenues.
Managed, international and other loss from operations increased by $23.4 million, or 48.4%. This was driven by increased impairments of tangible and intangible assets of $17.8 million in 2014 compared with no impairments in the 2013, and an increase in corporate expenses of $34.4 million due to certain professional fees associated with the numerous corporate transactions and costs associated with stock-based compensation programs. These cost increases were partially offset by lower amortization expenses, income from our international operations, and the income impact of the increase in management fees related to the Sold Properties, which are now managed by CEOC.
Income from operations related to our Sold Properties decreased by $55.7 million, or 58.9%. The decrease is a function of the impact of the Property Sales described above.
Other Factors Affecting Net Loss

	Three Months Ended June 30,				Percent Favorable/ (Unfavorable)
	2014			2013
(Dollars in millions)	LINQ/Octavius	CEOC Financial Information	CEOC Consolidated Results	CEOC Consolidated Results
Interest expense	$(20.5)	$(527.4)	$(547.9)	$(527.1)	(0.1)%
Gain/(loss) on early extinguishment of debt	—	0.1	0.1	(0.1)	*
Income tax benefit	—	171.8	171.8	67.6	154.1%
Loss from discontinued operations, net of income taxes	—	(26.4)	(26.4)	(7.4)	*
____________________
*     Not meaningful

	Six Months Ended June 30,				Percent Favorable/ (Unfavorable)
	2014			2013
(Dollars in millions)	LINQ/Octavius	CEOC Financial Information	CEOC Consolidated Results	CEOC Financial Information
Interest expense	$(29.6)	$(1,054.0)	$(1,083.6)	$(1,073.1)	1.8%
Loss on early extinguishment of debt	—	—	—	(29.6)	100.0%
Income tax benefit	—	276.9	276.9	276.2	0.3%
Loss from discontinued operations, net of income taxes	—	(110.1)	(110.1)	(33.5)	*
____________________
*     Not meaningful

Interest Expense
During the three months ended June 30, 2014, interest expense was consistent with the prior year quarter.
During the six months ended June 30, 2014, interest expense decreased by 1.8%, to $1,054.0 million from $1,073.1 million in the prior year period, primarily due to lower debt balances due to the sales of Planet Hollywood, the LINQ and Octavius Tower in October 2013 and the resulting assumption of debt by the properties' acquirers. This was partially offset by higher interest rates on refinanced debt. Interest expense for the six months ended June 30, 2014 includes $8.9 million of expense related to interest rate swaps compared with $15.6 million in the 2013 period.
Loss on Early Extinguishment of Debt
During the six months ended June 30, 2013, we recognized a loss on early extinguishments of debt of $29.6 million primarily related to extinguishments of debt under the Credit Facilities in the first quarter 2013.
Gain on Partial Sale of Subsidiary
In connection with the sale of 45% of Baluma S.A. to Enjoy, we recognized a gain of $44.1 million in the second quarter of 2013.
Income Tax Benefit
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Due to recent impairments and ongoing losses from continuing operations, we project that future reversals of taxable temporary differences are no longer sufficient to provide adequate taxable income to realize our deferred tax assets. As such, we have established a valuation allowance against the federal deferred tax assets that are not projected to be realizable.
The effective tax rate benefits for the three months ended June 30, 2014 and 2013 were 35.6% and 15.9%, respectively, and for the six months ended June 30, 2014 and 2013 were 29.4% and 32.4%, respectively. The effective tax rate benefits for the three and six months ended June 30, 2014, were unfavorably impacted by an increase in the federal valuation allowance against 2014 losses from continuing operations that were not tax benefitted, partially offset by a tax benefit from the reversal of uncertain state tax positions. The effective rate benefit was lower for the six months ended June 30, 2013, primarily due to an increase in the federal valuation allowances against 2013 losses from continuing operations that were not tax benefitted, partially offset by a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the first quarter of 2013 which was retroactive to December 2012.
Loss from discontinued operations, net of income taxes
Showboat Atlantic City. On June 27, 2014, we announced that we will close Showboat Atlantic City, effective August 31, 2014. As a result, we recorded a $4.8 million charge for accrued exit costs in the second quarter 2014.
Harrah's Tunica. On June 2, 2014, we permanently closed Harrah's Tunica. As a result, in the first quarter 2014 we recorded intangible and tangible asset impairment charges totaling $65.0 million and in the second quarter 2014 recorded a charge totaling $10.9 million associated with accrued exit costs.
Golden Nugget. On February 11, 2014, we permanently closed our Golden Nugget casino in London, England.
Macau. In November 2013, we sold the equity interests of our subsidiaries that held a land concession in Macau.
Alea Leeds. In March 2013, we closed the Alea Leeds casino in England.
The operating results of these properties have been classified as discontinued operations for all periods presented and are excluded from the results of continuing operations presented in this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2014, loss from discontinued operations, net of income taxes, was $26.4 million and $110.1 million, respectively, and was primarily related to our closure of the Golden Nugget casino in London and Harrah's Tunica in Mississippi, compared with $7.4 million and $33.5 million in the 2013 periods, which also included the impact of the closure of the Alea Leeds casino and an impairment related to the Macau sale.

Liquidity and Capital Resources

Liquidity Discussion and Analysis
We are a highly leveraged company, and a significant amount of our liquidity needs are for debt service, including significant interest payments. As of June 30, 2014, we had $20,771.2 million face value of outstanding indebtedness and our current debt service is fully described in Note 9, “Debt.”
As a result of a general decline in gaming activity since 2007, with Atlantic City properties and our regional markets being more heavily impacted by this trend, we have experienced substantial net losses in recent years, resulting in a total deficit of $7,060.9 million as of June 30, 2014. We expect to experience operating and net losses for the remainder of 2014 and the foreseeable future.
During the quarter ended June 30, 2014 and in July 2014, we closed a number of transactions that are expected to have a material impact on our liquidity, debt guarantees, debt covenants and compliance, and debt maturities. These transactions include the following:

•
completion of the CGP LLC Property Transaction in which we sold to CGP LLC: (i) The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, and Harrah's New Orleans and (ii) 50% of the ongoing management fees and termination fees payable under the relevant property management agreements, all for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments (see Note 5, "Property Transaction with CGP LLC");

•
sale of 5% of our common stock by CEC, which resulted in the automatic release of CEC's parent guarantee of payment of certain of our outstanding debt in accordance with the terms of the underlying indentures (see Note 10, “Stockholders' Equity”);

•	completion of the offering of $1,750.0 million aggregate principal amount of Incremental Term Loans due March 1, 2017 (see Note 9, “Debt”);

•	transactions under which we reacquired and retired the following (see Note 9, “Debt”):

◦	$147.4 million of our scheduled 2015 debt maturities consisting of $44.4 million of 5.625% Notes and $103.0 million of 10.00% Notes via tender offers; and

◦
completion of the previously announced purchase of $740.5 million of 5.625% Notes and $83.2 million of 10.00% Notes due 2015, each under note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC;

◦	in total, we reacquired $784.9 million of 5.625% Notes and $186.2 million of 10.00% Notes due 2015.

•
repayment of approximately $794.6 million in aggregate principal amount of term loans in addition to the debt reacquired under the transactions above, approximately $29.0 million of which was due in 2015 (see Note 9, “Debt”); and

•
completed certain bank transactions that modified the then-existing covenants and other key terms included in the Credit Facilities (as defined in Note 22, "Subsequent Events") (“Bank Amendments”). The Bank Amendments included the following (see Note 9, “Debt”):

◦	modification of the financial maintenance covenant to increase our allowable SSLR, from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0;

◦
exclusion of incremental term loans incurred after March 31, 2014 (including the $1,750.0 million of Incremental Term Loans (as defined in Note 9, “Debt”)) from the definition of SSLR for purposes of such covenant, which increases the amount of senior debt excluded for SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

◦
modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee is limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

◦	modification of certain other provisions of our senior secured credit facilities.

For more information on the above-referenced transactions and the impact that these transactions have on our liquidity and capital structure, see Note 5, "Property Transaction with CGP LLC," and Note 9, "Debt."
On a consolidated basis, cash and cash equivalents, excluding restricted cash, totaled $2,146.6 million as of June 30, 2014 compared with $1,438.7 million as of December 31, 2013. Restricted cash totaled $1,755.9 million as of June 30, 2014, consisting of cash held in escrow related to the Incremental Term Loans that were funded in June 2014 (see Note 9, "Debt"). As a result of the closing of the Incremental Term Loan transaction on July 25, 2014, the escrow provisions were satisfied.
From time to time, depending upon market, pricing, and other conditions, and on our cash balances and liquidity, we may seek to acquire or exchange notes or other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration, including our common stock. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges, debt for equity exchanges and other transactions.
We experienced negative operating cash flows of $376.2 million for the six months ended June 30, 2014, and we expect to experience negative operating cash flows for the remainder of 2014 and the foreseeable future and do not expect that our cash flow from operations will be sufficient to repay our indebtedness in the long-term and we will ultimately seek a refinancing, amendment, or restructuring of our debt, or if necessary, pursue additional debt or equity offerings.
Our ability to refinance or restructure our debt, or to issue additional debt or equity, will depend upon, among other things:

◦	the condition of the capital markets at the time, which is beyond our control,

◦
our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

◦	our continued compliance with the terms and covenants in our credit facilities, indentures and loan agreements that govern our debt.
Under our Credit Facilities after giving effect to the Bank Amendment, we are required to satisfy and maintain an SSLR of no more than 7.25 to 1.0, which is the ratio of senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio also now excludes up to $5,450.0 million of first priority senior secured notes, including the $1,750.0 million of Incremental Term Loans and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly-owned. This ratio also reduces the amount of senior first priority secured debt by the amount of unrestricted cash on hand, which was $2,146.6 million as of June 30, 2014. As of June 30, 2014, the SSLR was 4.61 to 1.0. Subsequent to the Bank Amendments, the ratio excludes the $1,750.0 million of Incremental Term Loans.
We were in compliance with the terms and conditions of all of our loan agreements, including the Credit Facilities and indentures as of June 30, 2014. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default.
Based upon the effects of the Bank Amendment combined with our current operating forecast, we have a significant amount of room available under our SSLR covenant. We believe that we will have sufficient liquidity to fund our operations, that we will meet our debt service obligations and that we will continue to be in compliance with the SSLR during the foreseeable future.
See Note 9, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of June 30, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and any changes in the terms of existing debt subsequent to December 31, 2013.
Financing, Debt Covenant Compliance and Restrictions
Repayment of 2015 Maturities
On July 29, 2014, we announced that we had completed our previously announced cash tender offers for any and all of our 5.625% Notes and any and all of our 10.00% Notes. We received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes and $103.0 million aggregate principal amount of the 10.00% Notes by the Expiration Time. We accepted for purchase all of the notes validly tendered (and not validly withdrawn). We paid total consideration of $1,048.75 per $1,000 principal amount of the 5.625% Notes and total consideration of $1,022.50 per $1,000 principal amount of the 10.00%

Notes, plus any accrued and unpaid interest from the last interest payment date to, but not including, the payment date. In addition, pursuant to note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC, we purchased approximately $740.5 million in aggregate principal amount of the 5.625% Notes for a purchase price of $1,048.75 per $1,000 principal amount and approximately $83.2 million in aggregate principal amount of the 10.00% Notes for a purchase price of $1,022.50 per $1,000 principal amount, in each case, plus accrued and unpaid interest to, but not including, the closing date. As a result of the tender offers and the note purchases, we retired approximately 99.1% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
Bank Transactions
On July 25, 2014, we announced that we closed amendments to our senior secured credit facilities that upon their closing, provided for the following:

(i)
a modification of the financial maintenance covenant to increase the SSLR from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0 on a retroactive basis to 2008, accordingly this change is effective for our June 30, 2014 covenant compliance determination;

(ii)
an exclusion of the Incremental Term Loans incurred after March 31, 2014 from the definition of SSLR for purposes of such covenant to bring the amount of senior notes excluded for SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

(iii)
a modification of CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee will be limited to a guarantee of collection with respect to obligations owed to the lenders who consent to the Bank Amendment; and

(iv)	a modification of certain other provisions of the senior secured credit facilities.
In addition, we repaid approximately $794.6 million of outstanding term loans held by consenting lenders at par upon closing of the Bank Amendment.
Credit Facilities
In June 2014, we completed the offering of $1,750.0 million of Incremental Term Loans due March 1, 2017, with a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of our Term B-5 or Term B-6 Loans remain outstanding on such date. The net proceeds of the Incremental Term Loans were deposited in escrow and remained in escrow until the escrow conditions were satisfied on July 25, 2014. The Incremental Term Loans will require scheduled quarterly repayments of $4.4 million beginning in the third quarter of 2014.
As of June 30, 2014, the Credit Facilities provide for senior secured financing of up to $6,263.9 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $6,157.8 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million maturing on January 28, 2017, including both a letter of credit sub-facility and a swingline loan sub-facility. The term loans under the Credit Facilities currently require scheduled quarterly payments of $2.5 million, excluding the Incremental Term Loans, with the balance due at maturity. Quarterly repayments increase to $11.1 million in first quarter 2015, excluding the Incremental Term Loans. As of June 30, 2014, the senior secured term loans are comprised of $29.0 million maturing on January 28, 2015, $955.0 million maturing on October 31, 2016, and $3,423.8 million maturing on January 28, 2018. Certain of these maturities were repaid in July 2014 as described in "Repayment of 2015 Maturities" described above. As of June 30, 2014, $106.1 million of the revolving credit facility matures January 28, 2017 and $99.2 million is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $6.9 million of additional borrowing capacity was available under its revolving credit facility as of June 30, 2014.
The indenture and other agreements governing our cash pay debt and PIK Toggle debt limit our (and most of our subsidiaries’) ability to among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) engage in any business or own any material asset other than all of the equity interest of CEOC so long as certain investors hold a majority of the notes; (vi) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vii) create liens on certain assets to secure debt; (viii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (ix) enter into certain transactions with its affiliates; and (x) designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes and the agreements governing the other cash pay debt and PIK Toggle debt will permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Debt Covenant Compliance and Restrictions, as amended
In addition, certain covenants contained in our Credit Facilities, as amended by the Bank Amendments, and indentures covering our second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0 and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of June 30, 2014, our total first priority secured leverage ratio and consolidated leverage ratio were 8.39 to 1.0 and 15.81 to 1.0, respectively.  For the twelve months ended June 30, 2014, our LTM Adjusted EBITDA-Pro Forma - CEOC Restricted were insufficient to cover fixed charges by $1,008.4 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.
The Credit Facilities require compliance on a quarterly basis with a maximum net senior secured first lien debt leverage test. In addition, the Credit Facilities include negative covenants, subject to certain exceptions, restricting or limiting our ability and the ability of our restricted subsidiaries to, among other things: (i) incur additional debt; (ii) create liens on certain assets; (iii) enter into sale and lease-back transactions; (iv) make certain investments, loans, and advances; (v) consolidate, merge, sell, or otherwise dispose of all or any part of our assets or to purchase, lease, or otherwise acquire all or any substantial part of assets of any other person; (vi) pay dividends or make distributions or make other restricted payments; (vii) enter into certain transactions with our affiliates; (viii) engage in any business other than the business activity conducted at the closing date of the loan or business activities incidental or related thereto; (ix) amend or modify the articles or certificate of incorporation, by-laws, and certain agreements or make certain payments or modifications of indebtedness; and (x) designate or permit the designation of any indebtedness as "Designated Senior Debt."
All borrowings under the senior secured revolving portion of the credit facility are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties, and the requirement that such borrowing does not reduce the amount of obligations otherwise permitted to be secured under our Credit Facilities without ratably securing the retained notes.
Cost Savings Initiatives
We have undertaken comprehensive cost-reduction efforts to manage expenses with current business levels. We estimate that our cost-savings programs produced $18.8 million and $34.3 million in incremental cost savings for the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Additionally, as of June 30, 2014, we expect that these and other identified new cost-savings programs will produce further annual cost savings of $108.4 million, based on the full implementation of current projects that are in process. As we realize savings or identify new cost-reduction activities, this amount will change.
Capital Spending
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our existing casino entertainment facilities, to maintain our quality standards. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects, including projects currently under development as well as additional projects being pursued, is typically funded from established debt programs, specific project financing, and additional debt offerings.
Our planned development projects, if they proceed, will require, individually and in the aggregate, significant capital commitments and, if completed, may result in significant additional revenues. The commitment of capital, the timing of completion, and the commencement of operations of development projects are contingent upon, among other things, negotiation of final agreements and receipt of approvals from the appropriate political and regulatory bodies. We must also comply with covenants and restrictions set forth in our debt agreements.
For the six months ended June 30, 2014, our capital spending totaled $240.3 million, including a decrease of $21.8 million of related payables. Estimated total capital expenditures for 2014 are expected to be between $340.0 million and $420.0 million, and primarily will be related planned maintenance capital expenditures. Capital spending for the six months ended June 30, 2014 also includes expenditures related to the redevelopment of The Cromwell and renovations for The Quad prior to their sale to CGP LLC in May 2014. We expect to fund the remaining capital expenditures from cash flows generated by our operating activities and asset sales proceeds.
Summary of Capital Expenditures

	Six Months Ended June 30,		Increase/ (Decrease)
(Dollars in millions)	2014	2013
Development	$14.3	$125.5	$(111.2)
Renovation/refurbishment	210.4	156.8	53.6
Other	15.6	27.1	(11.5)
Total capital expenditures	$240.3	$309.4	$(69.1)
Our capital expenditures included capitalized payroll costs of $4.2 million and $4.7 million for the six months ended June 30, 2014 and 2013.
Capital expenditures decreased $69.1 million in the six months ended June 30, 2014, compared with the prior year period, primarily due to development expenditures associated with the renovations for the Cromwell in the prior year period.
Macau Land Concession
In November 2013, we completed the sale of our interest in the Macau Land Concession to Pearl Dynasty Investments Limited for a total sales price of $438.0 million. We expect to use the net proceeds from the sale, which were $424.9 million, to fund investments in useful assets, including capital expenditures.
Other Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 9, "Debt," contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2014, our estimated interest payments for the rest of the year ended December 31, 2014 are $952.5 million, for the years ended December 31, 2015 through 2018 are $1,673.1 million, $1,568.5 million, $1,337.8 million, and $913.2 million, respectively, and our estimated interest payments thereafter are $634.5 million.
As of June 30, 2014, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in Note 15, "Litigation, Contractual Commitments and Contingent Liabilities."
Reconciliation of Non-GAAP Financial Measures
Property EBITDA is presented as a supplemental measure of the Company's performance. Property EBITDA is defined as revenues less property operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest income, (ii) (benefit)/provision for income taxes, (iii) depreciation and amortization, (iv) corporate expenses, and (v) certain items that we do not consider indicative of our ongoing operating performance at an operating property level. In evaluating Property EBITDA you should be aware that in the future, we may incur expenses that are the same or similar to some of the adjustments in this presentation. The presentation of Property EBITDA should not be construed as an inference that future results will be unaffected by unusual or unexpected items.
Property EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income/(loss) as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (as determined in accordance with GAAP). Property EBITDA may not be comparable to similarly titled measures reported by other companies within the industry. Property EBITDA is included because management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net loss attributable to CEOC	$(338.7)	$(368.0)	$(778.9)	$(615.7)
Net income attributable to non-controlling interests	1.1	2.3	3.3	4.8
Net loss	(337.6)	(365.7)	(775.6)	(610.9)
Loss from discontinued operations, net of income taxes	26.4	7.4	110.1	33.5
Net loss from continuing operations, net of income taxes	(311.2)	(358.3)	(665.5)	(577.4)
Income tax benefit	(171.8)	(67.6)	(276.9)	(276.2)
Loss from continuing operations before income taxes	(483.0)	(425.9)	(942.4)	(853.6)
Other income, including interest income	(4.9)	(5.2)	(5.9)	(7.7)
(Gain)/loss on early extinguishments of debt	(0.1)	0.1	—	29.6
(Gain)/loss on partial sale of subsidiary	3.1	(44.1)	3.1	(44.1)
Interest expense	547.9	527.1	1,083.6	1,073.1
Income from operations	63.0	52.0	138.4	197.3
Depreciation and amortization	69.9	106.7	161.5	221.5
Amortization of intangible assets	12.9	22.5	27.8	45.1
Impairment of intangible and tangible assets	17.4	82.9	29.8	102.9
Write-downs, reserves, and project opening costs, net of recoveries	51.7	19.8	63.9	27.1
Acquisition and integration costs	(1.5)	5.6	13.2	17.4
Loss on interests in non-consolidated affiliates	6.5	15.7	3.0	18.7
Corporate expense	44.0	23.5	78.6	44.2
Impact of consolidating the LINQ and Octavius Tower	(22.3)	—	(31.8)	—
EBITDA attributable to discontinued operations	(4.2)	(3.2)	(4.6)	(3.0)
Property EBITDA	$237.4	$325.5	$479.8	$671.2
Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with GAAP. Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt, asset impairment, Total Rewards point liability, self-insurance reserves, the purchase price allocations made in connection with our acquisitions/mergers, the calculation of our income tax liabilities, and the determination of whether to consolidate a variable interest entity require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from our estimates. For a summary of our significant accounting policies, please refer to the notes to our consolidated financial statements included in Part 1 of this Form 10-Q.
We consider accounting estimates to be critical accounting policies when:

•	the estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations
When more than one accounting principle, or method of its application, is generally accepted, we select the principle or method that we consider to be the most appropriate when given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing our financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving regard to materiality.

Long-Lived Assets
We have significant capital invested in our long-lived assets, and judgments are made in determining their estimated useful lives and salvage values and if or when an asset (or asset group) has been impaired. The accuracy of these estimates affects the amount of depreciation and amortization expense recognized in our financial results and whether we have a gain or loss on the disposal of an asset. We assign lives to our assets based on our standard policy, which is established by management as representative of the useful life of each category of asset.
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. We typically estimate the fair value of assets starting with a "Replacement Cost New" approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the consolidated financial statements.
Goodwill and Other Non-Amortizing Intangible Assets
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determine the estimated fair values after review and consideration of relevant information including discounted cash flows, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is recorded as goodwill.
We perform our annual goodwill impairment assessment as of October 1 or more frequently, if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA"), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
We perform an annual impairment assessment of other non-amortizing intangible assets as of October 1 or more frequently, if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the "Relief from Royalty Method" and "Excess Earnings Method" under the income approach.
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the future and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis. As of June 30, 2014, we had $3,494.4 million in total book value of goodwill and other non-amortizing intangible assets, a large portion of which have been impaired within the last two years and accordingly, are at risk of partial or total impairment should we experience minor adverse changes in our significant assumptions. Charges related to goodwill and intangible assets other than goodwill are recognized in impairment of intangible and tangible assets in the Consolidated Condensed Statements of Operations.

Total Rewards Point Liability Program
Our customer loyalty program, Total Rewards, offers incentives to customers who gamble at all of our casino entertainment facilities located in the U.S. and Canada for on-property entertainment expenses, including gaming, hotel, dining, and retail shopping. Under the program, customers are able to accumulate, or bank, reward credits over time that they may redeem at their discretion under the terms of the program. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period. As a result of the ability of the customer to bank the reward credits, we accrue the estimated cost of fulfilling the redemption of reward credits, after consideration of estimated forfeitures (referred to as "breakage"), as they are earned. The estimated value of reward credits is expensed as the reward credits are earned by customers and is included in direct casino expense. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. Such amounts are included within accrued expenses. See Note 8, "Detail of Accrued Expenses."
In addition to reward credits, customers at certain of our properties can earn points based on play that are redeemable in the form of credits playable at the gaming machine. We accrue the cost of redeemable points, after consideration of estimated breakage, as they are earned. The cost is recorded as a reduction to revenue and is included in casino promotional allowances.
Allowance for Doubtful Accounts - Gaming
Marker play represents a significant portion of our overall table games volume. We maintain strict controls over the issuance of markers and aggressively pursue collection from those customers who fail to pay their marker balances timely. These collection efforts are similar to those used by most large corporations when dealing with overdue customer accounts, including the mailing of statements and delinquency notices, personal contacts, the use of outside collection agencies and civil litigation. Markers are generally legally enforceable instruments in the United States. Markers are not legally enforceable instruments in some foreign countries, but the United States' assets of foreign customers may be reached to satisfy judgments entered in the United States. We consider the likelihood and difficulty of enforceability, among other factors, when we issue credit to customers who are not residents of the United States.
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company's receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts.
Self-Insurance Accruals
We are insured for workers’ compensation, property, general liability and other insurance coverage through our parent, Caesars Entertainment. We are charged premiums by Caesars Entertainment based on our claims activity.  We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves includes accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. In estimating these reserves, historical loss experience and judgments about the expected levels of costs per claim are considered. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. We regularly monitor the potential for changes in estimates, evaluate our insurance accruals, and adjust our recorded provisions.
CERP and CGP LLC properties also participate in our self-insured employee health and accordingly, our reserve includes estimates for claims and reserves, including IBNR, for CERP and CGP resort property employees. We charge CERP and CGP LLC through payroll charges on a per employee basis, based on their individual coverage elections.
Income Taxes
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain foreign and state net operating losses ("NOLs"), and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon near term estimates of future taxable income. We are included in the consolidated federal income tax return of Caesars and certain consolidated state tax returns of Caesars.  We also file separate state tax returns in certain states.  Our provision for federal and state income taxes is computed based on the statutory federal and state tax rates as if we had filed separate federal and state income tax returns.

We classify reserves for tax uncertainties within accrued expenses and deferred credits and other in our Consolidated Condensed Balance Sheets, separate from any related income tax payable, which is also reported within accrued expenses, or deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.
Recently Issued and Proposed Accounting Standards
For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 3, "Recently Issued Accounting Pronouncements."

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcomes of contingencies, and future financial results of the Company. These forward-looking statements are based on current expectations and projections about future events.
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of the Company may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein):

•	the impact of the Company's substantial indebtedness and the restrictions in the Company's debt agreements;

•	access to available and reasonable financing on a timely basis, including the ability of the Company to refinance its indebtedness on acceptable terms;

•
litigation outcomes and judicial and governmental body actions, including gaming legislative action, referenda, regulatory disciplinary actions, and fines and taxation, including but not limited to, the assertion and outcome of litigation or other claims that may be brought against the Company by certain creditors, some of whom have notified the Company of their objection to various transactions undertaken by the Company in 2013 and 2014;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the ability to realize the expense reductions from cost savings programs, including the program to increase its working capital and excess cash by $500 million;

•
changes in laws, including increased tax rates, smoking bans, regulations or accounting standards, third-party relations and approvals, and decisions, disciplines, and fines of courts, regulators, and governmental bodies;

•	the ability of the Company's customer-tracking, customer loyalty, and yield-management programs to continue to increase customer loyalty and same-store or hotel sales;

•	the effects of competition, including locations of competitors, competition for new licenses and operating and market competition;

•	the ability to recoup costs of capital investments through higher revenues;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the ability to timely and cost-effectively integrate companies that the Company acquires into its operations;

•	the potential difficulties in employee retention and recruitment as a result of the Company's substantial indebtedness, the ongoing downturn in the U.S. regional gaming industry, or any other factor;

•
construction factors, including delays, increased costs of labor and materials, availability of labor and materials, zoning issues, environmental restrictions, soil and water conditions, weather and other hazards, site access matters, and building permit issues;

•
severe weather conditions or natural disasters, including losses therefrom, including losses in revenues and damage to property, and the impact of severe weather conditions on the Company's ability to attract customers to certain of its facilities, such as the amount of losses and disruption to us as a result of Hurricane Sandy in late October 2012;

•	acts of war or terrorist incidents or uprisings, including losses therefrom, including losses in revenues and damage to property,

•	the effects of environmental and structural building conditions relating to the Company's properties;

•	access to insurance on reasonable terms for the Company's assets; and

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans.
Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We disclaim any obligation to update the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated or, if no date is stated, as of the date of this filing.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $20,771.2 million face value of debt, including capital lease obligations, as of June 30, 2014, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, and $394.6 million of debt remains subject to variable interest rates.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
Foreign currency translation gains and losses were not material to our results of operations for the three and six months ended June 30, 2014. Our material ownership interests in businesses in foreign countries are the London Clubs. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.
From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Bondholder Disputes
On March 21, 2014, CEC, CEOC, CERP, CAC, and CGP LLC received a letter (the "March 21 Letter") from a law firm acting on behalf of unnamed clients who claim to hold Second-Priority Secured Notes of CEOC, alleging, among other things, that CEOC is insolvent and that CEOC’s owners improperly transferred or seek to transfer valuable assets of CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the asset transfers from subsidiaries of CEOC to CGP LLC of Planet Hollywood Las Vegas and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Linq that was consummated in 2013; and (c) the then-contemplated transfers by CEOC to CGP LLC of the Properties. The March 21 Letter does not identify the holders or specify the amount of Second-Priority Secured Notes of CEOC or other securities that they may hold. The March 21 Letter includes allegations that these transactions constitute or will constitute voidable fraudulent transfers and represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The March 21 Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable. CEC strongly believes there is no merit to the March 21 Letter’s allegations and will defend itself vigorously and seek appropriate relief now that an action has been brought, as discussed below.
On April 3, 2014, a letter was sent to CEC, the Board of Directors of CEC (the "CEC Board") and the Board of Directors of CEOC (the "CEOC Board" and, together with the CEC Board, the "Boards") (the "April 3 Letter") by a law firm claiming to act on behalf of unnamed parties who assert that they are lenders under CEOC’s credit agreement and/or holders of CEOC’s first priority senior secured notes (collectively, the "First Lien Group"), alleging, among other things, that CEC and CEOC improperly transferred or seek to transfer assets of CEC and CEOC to affiliated entities in connection with: (a) the transaction agreement dated October 21, 2013 by and among CEC, certain subsidiaries of CEC and CEOC, CAC and CGP LLC, which, among other things, provides for the contributions by CEC and its subsidiaries to CGP LLC of CIE and $1.1 billion face amount of CEOC’s unsecured notes in exchange for non-voting interests of CGP LLC, and the asset transfers from subsidiaries of CEOC to CGP LLC of the Planet Hollywood casino and interests in Horseshoe Baltimore that was consummated in 2013; (b) the transfer by CEOC to CERP of Octavius Tower and Linq that was consummated in 2013 ((a) and (b) collectively, the "2013 Transactions"); and (c) the then-contemplated transfers by CEOC to CGP LLC of the Properties and formation of a new services joint venture between CEOC, CERP and CGP LLC to provide certain centralized services, including but not limited to common management of enterprise-wide intellectual property (the "Contemplated Transaction"). The April 3 Letter asserts that the consideration provided by CGP LLC and CERP in connection with the 2013 Transactions and the Contemplated Transaction is inadequate and that CEC and CEOC were insolvent at the time the transactions were approved. The April 3 Letter claims that the First Lien Group consists of institutions that collectively hold in excess of $1.85 billion of CEOC’s first lien debt and that holders of an additional $880 million of CEOC’s first lien debt endorse and support the April 3 Letter. The April 3 Letter alleges, among other things, that these transactions represent breaches of alleged fiduciary duties owed to CEOC creditors and that certain disclosures concerning the transactions were inadequate. The April 3 Letter demands, among other things, that the transactions be rescinded or terminated, as would be applicable, and requests a meeting with representatives of CEC and other parties to discuss these matters. CEC strongly believes there is no merit to the April 3 Letter’s allegations and will defend itself vigorously and seek appropriate relief should any action be brought.
On June 5, 2014, CEOC received a Notice of Default and Reservation of Rights (the "Notice") from holders (the "Noteholders") purporting to own at least 30% in principal amount of CEOC’s outstanding 10.00% second-priority senior secured notes due 2018 (the "Notes") issued under the Indenture, dated April 15, 2009 (the "Indenture"), by and among CEOC, CEC and U.S. Bank National Association, as trustee (the "Trustee"). The Notice alleges that the following defaults have occurred and are continuing under the Indenture: (i) the transfers by CEOC and its subsidiaries to CGP LLC of The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, Harrah’s New Orleans and 50% of the ongoing management fees and any termination fees under the management agreements for these properties, which were consummated on May 5, 2014 and May 20, 2014, violated the asset sales covenant under the Indenture because, among other things and (ii) in violation of the Indenture, CEC denied and/or disaffirmed its obligations under the Indenture and/or its guarantee of the Notes by stating in its Current Report on Form 8-K dated May 6, 2014 that upon the sale of CEOC’s common stock to certain investors, CEC’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released (the "Guarantee Default"). The Notice alleges that the conditions to the release of CEC’s guarantee under the Indenture have not occurred and the alleged Guarantee Default constitutes an event of default under the Indenture as a result of CEOC’s failure to cure the default prior to May 16, 2014, as proscribed by the Indenture. The Notice claims that absent any immediate written notice and agreement from CEOC that it will promptly take all steps necessary to rescind the asset sales in order

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to comply with the Indenture, such default also constitutes an event of default under the Indenture. CEC strongly believes that no default or events of default have occurred under the Indenture.
On July 18, 2014, a letter was sent to outside counsel of CEOC (the "July 18 Letter") by the law firm acting on behalf of the First Lien Group alleging, among other things, that CEOC and the pledgors of assets under the collateral agreement entered into in connection with the senior notes held by the First Lien Group were not in compliance with the terms of the collateral agreement.
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the Notes, on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, CGP LLC, CAC, CERP, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC and CEOC strongly believe this lawsuit is without merit and will defend themselves vigorously.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and the Company and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage the Company or CEOC.
Waiver Agreement
On August 12, 2014, CEOC and CEC executed a Waiver Agreement for the benefit of UMB Bank, National Association, as the trustee (the "Trustee") under the indentures (the "Indentures") governing the Senior Secured Notes (as defined below), and the registered and beneficial holders (the "Holders") from time to time of our 11.25% senior secured notes due 2017, 8.5% senior secured notes due 2020 and 9% senior secured notes due 2020 (the "Senior Secured Notes"). Pursuant to the Waiver Agreement, if the Trustee or Holders provide a notice of default in respect of Specified Defaults (as defined in the Waiver Agreement; see Exhibit 10.1 to CEOC’s Form 8-K filed on August 14, 2014) under any or all of the Indentures at any time on or after the date of the Waiver Agreement, such notice of default will be deemed to have been given as of the date of the Waiver Agreement for any and all purposes, and if provided on or after September 19, 2014, each Specified Default alleged in such notice of default under Section 6.01(c) or (j) of any or all of the Indentures shall become an "Event of Default" if CEOC does not cure such Specified Default within ten calendar days. Subject to written extension by CEOC and CEC, any notice of default that is provided more than 120 days after the effectiveness of the Waiver Agreement shall not have the benefit of the Waiver Agreement. Notwithstanding the Waiver Agreement, CEOC reserved all rights to challenge whether or not any Specified Defaults constitute actual defaults under the applicable Indentures.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering (“AML”) policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, we received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. We responded to FinCEN's letter on January 13, 2014. Additionally, the Company has been informed that a federal grand jury investigation regarding the Company’s anti-money laundering practices and procedures is ongoing. The Company is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

Item 1A.	Risk Factors
Our substantial indebtedness and the fact that a significant portion of our cash flow is used to make interest payments could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
We are a highly leveraged company. As of June 30, 2014, we had $20,771.2 million face value of outstanding indebtedness and our debt service obligation for the remaining six months of 2014 is $2,732.5 million, which includes estimated interest payments of $952.5 million.
Our substantial indebtedness could:

•	limit our ability to borrow money for our working capital, capital expenditures, development projects, debt service requirements, strategic initiatives or other purposes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and repayment of our indebtedness thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, developing new gaming facilities, introducing new technologies or exploiting business opportunities;

•	affect our ability to renew gaming and other licenses;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	expose us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest.
Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our outstanding debt obligations.
We may be unable to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

We may be unable to generate sufficient cash flow from operations, or unable to draw under our senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for operating expenses, debt service costs, working capital needs, and capital expenditures in the normal course of business. Our operating cash flows are consumed by our cash interest payments, which totaled $1,837.7 million in 2013 and $949.6 million during the first six months of 2014. We experienced negative operating cash flows of over $900 million in 2013 and $376.2 million during the first six months of 2014, and we also expect to experience negative operating cash flows throughout the remainder of 2014 and beyond.

We do not expect that our cash flow from operations will be sufficient to repay our indebtedness in the long term, and we will have to ultimately seek a restructuring, amendment, or refinancing of our debt. We cannot predict at this time whether we will be able to secure any such refinancing, even if market conditions and our financial condition improve between now and then. Even if refinancing alternatives were available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced. In addition, the terms of existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time. In the absence of such operating results and resources, we would face substantial liquidity problems and would likely be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. We could also be required to reorganize our company in its entirety. None of the Sponsors, Caesars Entertainment or any of their respective affiliates has any continuing obligation to provide us with debt or equity financing. Even if we are able to refinance our debt, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. For example, the interest rates on our first and second lien notes are substantially higher than the interest rates under our credit facilities. If we are unable to service our debt obligations generally, and if we are unable to refinance our debt obligations that mature in 2015 or thereafter, we cannot assure you that our company will continue in its current state or that your investment in our company will retain any value.
We may incur significantly more debt, which could adversely affect our ability to pursue certain opportunities.

We and our subsidiaries may be able to incur substantial indebtedness at any time, and from time to time, including in the near future. Although the terms of the agreements governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.
For example, as of June 30, 2014, we had $106.1 million of additional borrowing capacity available under our revolving credit facility with $99.2 million committed to back outstanding letters of credit, all of which is secured on a first priority basis.
Our debt agreements allow for one or more future issuances of additional secured notes or loans, which may include, in each case, indebtedness secured on a pari passu basis with the obligations under our credit facilities and first lien notes. This indebtedness could be used for a variety of purposes, including financing capital expenditures, refinancing or repurchasing our outstanding indebtedness, including existing unsecured indebtedness, or for general corporate purposes. We have raised and expect to continue to raise debt, including secured debt, to directly or indirectly refinance our outstanding unsecured debt on an opportunistic basis, as well as development and acquisition opportunities.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged and will pledge a significant portion of our assets as collateral under our debt agreements. If any of our lenders accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay our indebtedness.
We are required to satisfy and maintain specified financial ratios under certain of our debt agreements. Under our credit facilities, we are required to comply on a quarterly basis with a maximum net senior secured first lien leverage test. While we were in compliance with the quarterly financial covenant as of June 30, 2014, in order to comply with such test in the future, we will need to achieve a certain amount of adjusted EBITDA and/or reduce our first lien leverage. The factors that could impact the foregoing include (a) changes in gaming trips, spend per trip and hotel metrics, which we believe are correlated to consumer spending and confidence generally and spending by consumers for gaming and other entertainment activities, (b) our ability to effect cost savings initiatives, (c) our ability to complete asset sales, (d) issuing additional second lien or unsecured debt, or project financing, (e) reducing net debt through open market purchases, privately negotiated transactions, redemptions, tender offers or exchanges, (f) equity issuances, (g) reductions in capital expenditures spending, or (h) a combination thereof. There can be no assurance that we will be successful in implementing measures to increase our adjusted EBITDA or reduce its leverage.
The net cash proceeds from the CGP LLC Property Transaction will impact the calculation of the net senior secured first lien leverage ratio going forward to the extent it reduces first lien debt or increases cash of CEOC. The CGP LLC Property Transaction is an important component of our strategy to obtain future liquidity and comply with our financial maintenance covenant.
Our ability to meet the financial ratios under certain of our debt agreements, including the quarterly financial covenant under our credit facilities, can be affected by events beyond our control, and there can be no assurance that we will be able to continue to meet those ratios.
A failure to comply with the covenants contained in our credit facilities or our other indebtedness could result in an event of default under such facilities or other indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay these borrowings.
Such actions by the lenders could cause cross defaults under our other indebtedness. For instance, if we were unable to repay those amounts, the lenders under our credit facilities and the holders of our secured notes could proceed against the collateral granted to them to secure that indebtedness.
If the indebtedness under our credit facilities, or our other indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
A bankruptcy court may substantively consolidate the bankruptcy estates of Caesars Entertainment with CEOC and its subsidiaries, which would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CEOC and its subsidiaries.
A bankruptcy court may direct CEOC or any of its subsidiaries’ substantive consolidation with Caesars Entertainment or another subsidiary of Caesars Entertainment in a bankruptcy case of Caesars Entertainment or such other subsidiary even if CEOC or its subsidiaries does not itself file a bankruptcy petition. CEOC’s or its subsidiaries’ substantive consolidation with Caesars Entertainment or its other subsidiaries in their bankruptcy cases would, among other things, allow the creditors of the bankrupt entities to satisfy their claims from the combined assets of the consolidated entities, including CEOC and its subsidiaries. This may dilute the value of distributions available for recovery to CEOC’s creditors and stockholders. In addition, substantive consolidation with Caesars Entertainment or its other subsidiaries’ bankruptcies may subject our assets and operations to the automatic stay, and may impair our ability to operate independently, as well as otherwise restrict our operations and capacity to function as a standalone enterprise.

Creditors of CEOC or Caesars Entertainment, in a CEOC or Caesars Entertainment bankruptcy or otherwise, might seek to avoid certain transactions with affiliates, including the CGP LLC Property Transaction, as a fraudulent transfer.
We are or may become further subject to or otherwise involved in fraudulent transfer litigation that may require the return of assets transferred to CGP LLC and CERP in 2013 (the "2013 Transactions"), such as the Planet Hollywood Casino, interests in Horseshoe Baltimore and the Octavius Tower and Project Linq, or their value, or the The Cromwell, The Quad Resort & Casino, Bally’s Las Vegas, and Harrah’s New Orleans and other assets that were sold to CGP LLC in the CGP LLC Property Transaction, or their value, to CEOC or Caesars Entertainment.
Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the Notes, on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the “Second Lien Lawsuit”) in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press on August 4, 2014 alleging, among other things, fraudulent transfers in connection with the 2013 Transactions and the CGP LLC Property Transaction. The lawsuit seeks, among other things, (1) to void certain transfers, the earliest of which dates back to 2010; (2) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (3) to impose a constructive trust or equitable lien on the transferred assets.
This and other similar litigation could be costly and may divert a significant amount of management’s time and resources from the day to day operations of our business. If a court determines that the 2013 Transactions and the CGP LLC Property Transaction effected a fraudulent transfer, that may cause us to default under existing debt agreements, and there can be no assurance that CEOC’s, CERP’s or Planet Hollywood’s assets would be sufficient to repay the applicable debt. These consequences could have a material adverse effect on CEOC’s business, financial condition, results of operations and prospects.
Repayment of our debt is dependent on cash flow generated by our subsidiaries.
Our subsidiaries currently own a portion of our assets and conduct a portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries we may be unable to make required principal and interest payments on our indebtedness.
We may sell or divest different properties or assets as a result of our evaluation of our portfolio of businesses. Such sales or divestitures would affect our costs, revenues, profitability and financial position.

From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest or spin-off different properties or assets. For example, in November 2012, we sold our Harrah's St. Louis property. In addition, in connection with the previously announced CGP LLC transaction, on October 21, 2013, Caesars Entertainment and its subsidiaries, including CEOC and certain of its subsidiaries, (i) contributed shares of Caesars Interactive Entertainment, Inc. and approximately $1.1 billion face value of senior notes previously issued by CEOC to CGP LLC in exchange for non-voting units, and (ii) sold to CGP LLC for cash the Planet Hollywood Resort & Casino in Las Vegas, our joint venture interests in a casino under development in Baltimore (Horseshoe Baltimore) and a financial stake in the management fee stream for both of those properties. In addition, we completed the CGP LLC Property Transaction in May 2014.

These sales or divestitures affect our costs, revenues, profitability, financial position, liquidity and our ability to comply with our debt covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions and relatively illiquid real estate markets may result in fewer potential bidders and unsuccessful sales efforts. Expected cost savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize due to our largely fixed cost structure.

Reduction in discretionary consumer spending resulting from the downturn in the national economy over the past few years, the volatility and disruption of the capital and credit markets, adverse changes in the global economy and other factors could negatively impact our financial performance and our ability to access financing.

Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as perceived or actual general economic conditions; high energy, fuel and other commodity costs; the cost of travel; the potential for bank failures; a soft job market; an actual or perceived decrease in disposable consumer income and wealth; the recent increase in payroll taxes; increases in gaming taxes or fees; fears of recession and changes in consumer confidence in the economy; and terrorist attacks or other global events. Our business is particularly susceptible to any such changes because our casino properties offer a highly discretionary set of entertainment and leisure activities and amenities. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline if discretionary consumer spending declines, including during economic downturns, during which consumers generally earn less disposable income. The economic downturn that began in 2008 and adverse conditions in the local, regional, national and global markets have negatively affected our business and results of operations and may continue to negatively affect our operations in the future. In addition, the Atlantic City gaming market in particular has seen a massive decline. For example, according to the Atlantic City Gaming Industry Impact Report, prepared by the Office of Communications, State of New Jersey Casino Control Commission, reported gaming revenues for Atlantic City properties have declined from $4,920.8 million in 2007 to $2,862.1 million in 2013. During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings. While economic conditions have improved, our revenues may continue to decrease. For example, while the gaming industry has partially recovered from 2008, there are no assurances that the gaming industry will continue to grow as a result of economic downturn or other factors. Any decrease in the gaming industry could adversely affect consumer spending and adversely affect our operations.

Additionally, key determinants of our revenues and operating performance include hotel average daily rate ("ADR"), number of gaming trips and average spend per trip by our customers. Given that 2007 was the peak year for our financial performance and the gaming industry in the United States in general, we may not attain those financial levels in the near term, or at all. If we fail to increase ADR or any other similar metric in the near term, our revenues may not increase and, as a result, we may not be able to pay down our existing debt, fund our operations, fund planned capital expenditures or achieve expected growth rates, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flow. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending and adversely affect our operations.
Continued growth in consumer demand for non-gaming offerings would negatively impact our gaming revenue.
Recent trends have indicated a growing shift in customer demand for non-gaming offerings, as opposed to solely gambling, when visiting Las Vegas. According to LVCVA, 47% of Las Vegas visitors in 2012 indicated that their primary reason to visit was for vacation or pleasure as opposed to solely for gambling as the main attraction, up from 39% of visitors in 2008. To the extent the demand for non-gaming offerings replaces demand for gambling, our gaming revenues will decrease, which could have an adverse impact on our business and results of operations.
We may not realize any or all of our projected cost savings, which would have the effect of reducing our LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, which would have a negative effect on our financial performance and negatively impact our covenant calculation and could have a negative effect on our stock price.
We have undertaken comprehensive cost-reduction efforts to manage expenses with current business levels. While these and other identified new cost saving programs have allowed us and we expect will allow us to realize substantial savings, our continued reduction efforts may fail to achieve similar or continued savings. Although we believe, as of June 30, 2014, once fully implemented, these cost savings programs will produce additional estimated annual cost savings of $108.4 million we may not realize some or all of these projected savings without impacting our revenues. Our cost savings plans are intended to increase our effectiveness and efficiency in our operations without impacting our revenues and margins. Our cost savings plan is subject to numerous risks and uncertainties that may change at any time, and, therefore, our actual savings may differ materially from what we anticipate. For example, cutting advertising or marketing expenses may have an unintended negative affect on our revenues. In addition, our expected savings from procurement of goods may be affected by unexpected increases in the cost of raw materials.

We are subject to extensive governmental regulation and taxation policies, the enforcement of which could adversely impact our business, financial condition, and results of operations.
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, revenues and income from operations were negatively impacted during July 2006 in Atlantic City by a three-day government-imposed casino shutdown. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. For example, in Iowa, our ability to continue our gaming operations is subject to a referendum every eight years or at any time upon petition of the voters in the county in which we operate; the most recent referendum which approved our ability to continue to operate our casinos occurred in November 2010. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in Iowa, which would negatively impact our future performance.
From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. For example, the City Council of Atlantic City passed an ordinance in 2007 requiring that we segregate at least 75% of the casino gaming floor as a nonsmoking area, leaving no more than 25% of the casino gaming floor as a smoking area. Illinois also passed the Smoke Free Illinois Act which became effective January 1, 2008, and bans smoking in nearly all public places, including bars, restaurants, work places, schools and casinos. The Act also bans smoking within 15 feet of any entrance, window or air intake area of these public places. These smoking bans have adversely affected revenues and operating results at our properties. The likelihood or outcome of similar legislation in other jurisdictions and referendums in the future cannot be predicted, though any smoking ban would be expected to negatively impact our financial performance.
Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions.  For example, recent events in connection with our role with the proposed development of a casino gaming facility by Sterling Suffolk Racecourse, LLC (“Sterling Suffolk”), owner of Suffolk Downs racecourse in East Boston, Massachusetts, have resulted in reviews in several other jurisdictions arising out of a report issued to the Massachusetts Gaming Commission from the Director of the Investigations and Enforcement Bureau for the Massachusetts Gaming Commission (the “Bureau”) in October 2013.  That report raised certain issues for consideration when evaluating our suitability as a qualifier in Massachusetts and made a recommendation that we had not met our burden by clear and convincing evidence to establish our suitability. Although we strongly disagree with the director’s recommendation, we withdrew our application as a qualifier in Massachusetts at the request of Sterling Suffolk. Neither we nor our affiliates were found unsuitable by any licensing authority, but other gaming regulatory agencies have asked for information about the issues raised in the report from the Bureau, and we are in the process of providing that information.  We cannot assure you that existing or future jurisdictions would not raise similar questions with respect to our suitability arising out of the Bureau’s report, or with respect to matters that may arise in the future, and we cannot assure you that such issues will not adversely affect us or our financial condition.
The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact our business, financial condition and results of operations.
If we are unable to effectively compete against our competitors, our profits will decline.
The gaming industry is highly competitive and our competitors vary considerably in size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses. Our competitors in each market that we participate may have greater financial, marketing, or other resources than we do, and there can be no assurance that they will not engage in aggressive pricing action to compete with us. Although we believe we are currently able to compete effectively in each of the various markets in which we participate, we cannot ensure that we will be able to continue to do so or that we will be capable of maintaining or further increasing our current market share. Our failure to compete successfully in our various markets could adversely affect our business, financial condition, results of operations, and cash flow.
In recent years, many casino operators have been reinvesting in existing markets to attract new customers or to gain market share, thereby increasing competition in those markets. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some markets, including Las Vegas, our largest market, and competition has increased significantly. For example, CityCenter, a large development of resorts and residences, opened in December 2009, and the Genting Group has announced plans to develop a 3,500 room hotel and 175,000 square foot casino called Resorts Worlds Las Vegas, which is expected to open in 2016 on the northern end of the Strip near Circus Circus. Also, in response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. MGM has announced plans for The Park, which includes a new retail and dining development on the land between New York-New York and Monte Carlo, a renovation of the Strip-front facades of both resorts and a new 20,000 seat indoor arena for sporting events and concerts operated by AEG. Construction of The Park is expected to be complete in early 2014, with the arena expected to be complete in 2016. The expansion of existing casino entertainment properties, the increase in the number of properties and the aggressive marketing strategies of many of our competitors have increased competition in many markets in which we operate, and this intense competition is expected to continue. These competitive pressures have and are expected to continue to adversely affect our financial performance in certain markets.

In particular, our business may be adversely impacted by the additional gaming and room capacity in Nevada. In addition, our operations located in New Jersey may be adversely impacted by the expansion of gaming in Maryland, New York and Pennsylvania, and our operations located in Nevada may be adversely impacted by the expansion of gaming in California.

Theoretical win rates for our casino operations depend on a variety of factors, some of which are beyond our control.

The gaming industry is characterized by an element of chance. Accordingly, we employ theoretical win rates to estimate what a certain type of game, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond our control, such as a player's skill and experience and behavior, the mix of games played, the financial resources of players, the volume of bets placed and the amount of time players spend gambling. As a result of the variability in these factors, the actual win rates at the casino may differ from theoretical win rates and could result in the winnings of our gaming customers exceeding those anticipated. The variability of these factors, alone or in combination, have the potential to negatively impact our actual win rates, which may adversely affect our business, financial condition, results of operations and cash flow.

We face the risk of fraud and cheating.

Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flow.

Use of the "Caesars" brand name, or any of our other brands, by entities other than us could damage the brands and our operations and adversely affect our business and results of operations.

Our "Caesars" brand remains the most recognized casino brand in the world and our operations benefit from the global recognition and reputation generated by our brands. Generally, we are actively pursuing gaming and non-gaming management, branding, and development opportunities in Asia and other parts of the world where our brands and reputation are already well-recognized assets. In connection with such opportunities, we intend to grant third parties licenses to use our brands. Our business and results of operations may be adversely affected by the management or the enforcement of the "Caesars" brand name, or any of our other brands, by third parties outside of our exclusive control.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and adversely affect our business.

The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. While our business as a whole is not substantially dependent on any one trademark or combination of several of our trademarks or other intellectual property, we seek to establish and maintain our proprietary rights in our business operations and technology through the use of patents, copyrights, trademarks and trade secret laws. Despite our efforts to protect our proprietary rights, parties may infringe our trademarks and use information that we regard as proprietary and our rights may be invalidated or unenforceable. The unauthorized use or reproduction of our trademarks could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could adversely affect our business.

We extend credit to a portion of our customers and we may not be able to collect gaming receivables from our credit players.

We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible. While gaming debts evidenced by a credit instrument, including what is commonly referred to as a "marker," and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis and judgments in such jurisdictions on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.
We may not realize all of the anticipated benefits of current or potential future acquisitions.
Our ability to realize the anticipated benefits of acquisitions will depend, in part, on our ability to integrate the businesses of such acquired company with our businesses. The combination of two independent companies is a complex, costly and time consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected. The difficulties of combining the operations of the companies include, among others:

•	coordinating marketing functions;

•	undisclosed liabilities; unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management's attention from ongoing business concerns; and

•	coordinating geographically separate organizations.
We may be unable to realize in whole or in part the benefits anticipated for any current or future acquisitions.
The risks associated with our international operations could reduce our profits.
Some of our properties are located outside the United States; our acquisitions of London Clubs in 2006 and Playtika in 2011 have increased the percentage of our revenue derived from operations outside the United States. International operations are subject to inherent risks including:

•	political and economic instability;

•	variation in local economies;

•	currency fluctuation;

•	greater difficulty in accounts receivable collection;

•	trade barriers; and

•	burden of complying with a variety of international laws.
For example, the political instability in Egypt due to the uprising in January 2011 has negatively affected our properties there.
Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.
We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which it transacts business. We are subject to requirements imposed by the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws that generally prohibit U.S. companies and their affiliates from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting our employees, contractors or agents from violating or circumventing our policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws (“AML”) or regulations, on which in recent years, governmental authorities have been increasingly focused, with a particular focus on the gaming industry, by any of our resorts could have a negative effect on our results of operations. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, one of our subsidiaries received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury (“FinCEN”), stating that FinCEN is investigating one of our subsidiaries, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act based on a BSA examination of Caesars Palace previously conducted by the Internal Revenue Service to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. We responded to FinCEN's letter on January 13, 2014. Additionally, there is an ongoing federal grand jury investigation regarding AML matters. We are cooperating fully with both the FinCEN and grand jury investigations. Based on proceedings to date, we are currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.
The loss of the services of key personnel could have a material adverse effect on our business.
The leadership of Mr. Loveman, CEC's chief executive officer, John Payne, our newly appointed chief executive officer, and other executive officers has been a critical element of our success. The death or disability of Mr. Loveman or Mr. Payne or other extended or permanent loss of either of their services, or any negative market or industry perception with respect to either of them or arising from their loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by key man or similar life insurance covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us.
If we are unable to attract, retain and motivate employees, we may not be able to compete effectively and will not be able to expand our business.
Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people, with the increasingly diverse skills needed to serve clients and expand our business, in many locations around the world. Competition for highly qualified, specialized technical and managerial, and particularly consulting, personnel is intense. Recruiting, training, retention and benefit costs place significant demands on our resources. Additionally, our substantial indebtedness and the recent downturn in the gaming, travel and leisure sectors have made recruiting executives to our business more difficult. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have an adverse effect on us.
Acts of terrorism, war, natural disasters, severe weather and political, economic and military conditions may impede our ability to operate or may negatively impact our financial results.
Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. For example, a substantial number of the customers of our properties in Las Vegas use air travel. As a result of terrorist acts that occurred on September 11, 2001, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to our properties in Las Vegas. We cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, security alerts or war, uprisings, or hostilities in places such as Iraq, Afghanistan and/or Syria or other countries throughout the world will continue to directly or indirectly impact our business and operating results. For example, our operations in Cairo, Egypt were negatively affected from the uprising there in January 2011. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. If any such event were to affect our properties, we would likely be adversely impacted.

In addition, natural and man-made disasters such as major fires, floods, hurricanes, earthquakes and oil spills could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. If any such event were to affect our properties, we would likely be adversely impacted. For example, Hurricane Sandy substantially impacted tourism in New Jersey, including Atlantic City where Caesars Atlantic City is located, and the level of tourism has not yet recovered.
In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control. In some cases, however, we may receive no proceeds from insurance.
Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position.
As our operations depend in part on our customers' ability to travel, severe or inclement weather can also have a negative impact on our results of operations.
We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. For example, we may have potential liability arising from a class action lawsuit against Hilton Hotels Corporation relating to employee benefit obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.
Recently, CAC, CGP LLC, CEC, CEOC and CERP received the March 21 Letter and CEC and CEOC received the April 3 Letter, and was served with the Second Lien Lawsuit. See Note 15, "Litigation, Contractual Commitments and Contingent Liabilities - Bondholder Disputes." If a court were to find in favor of the claimants in the Second Lien Lawsuit, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and noteholders to recover on claims under our indebtedness.
On June 5, 2014, CEOC received a Notice of Default and Reservation of Rights from certain holders of its second-priority senior secured notes due 2018. See Note 15, "Litigation, Contractual Commitments and Contingent Liabilities - Bondholder Disputes." While CEOC does not believe that a default or an event of default has occurred under the applicable indenture, if there were an actual event of default under the indenture, it would constitute an event of default under CEOC’s senior secured credit facilities. In addition, if CEOC’s obligations with respect to the notes are accelerated, it could trigger events of default under CEOC’s other secured and unsecured notes. These consequences could have a material adverse effect on CEC’s and CEOC’s business, financial condition, results of operations and prospects.
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the Notes, on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed the Second Lien Lawsuit in the Court of Chancery in the State of Delaware. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. If a court were to find in favor of the plaintiff, such a determination could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may incur impairments to goodwill, indefinite-lived intangible assets, or long-lived assets, which could negatively affect our future profits.
We perform our annual impairment assessment of goodwill as of October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of each reporting unit based on a combination of earnings before interest, taxes, depreciation and amortization ("EBITDA") and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry.
We will also perform an annual impairment assessment of other non-amortizing intangible assets as of October 1, or more frequently if impairment indicators exist. We determine the estimated fair value of our non-amortizing intangible assets by primarily using the Relief from Royalty Method and Excess Earnings Method under the income approach.
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. When performing this assessment, we consider current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors.
We are dependent upon our properties for future cash flows and our continued success depends on our ability to draw customers to our properties. Significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business have resulted in impairment charges during the years ended December 31, 2013, 2012, and 2011, and, if one or more of such events occurs in the future, additional impairment charges may be required in future periods. If we are required to record additional impairment charges, this could have a material adverse impact on our consolidated financial statements.
Caesars may be required to pay its future tax obligation on our deferred cancellation of debt income.
Under the American Recovery and Reinvestment Act of 2009, or the ARRA, Caesars Entertainment received temporary federal tax relief under the Delayed Recognition of Cancellation of Debt Income, or CODI, rules. The ARRA contains a provision that allows for a deferral for tax purposes of CODI for debt reacquired in 2009 and 2010, followed by recognition of CODI ratably from 2014 through 2018. In connection with the debt that Caesars Entertainment reacquired in 2009 and 2010, Caesars Entertainment has deferred related CODI of $3.5 billion for tax purposes (net of Original Issue Discount ("OID") interest expense, some of which must also be deferred to 2014 through 2018 under the ARRA). Caesars Entertainment is required to include one-fifth of the deferred CODI, net of deferred and regularly scheduled OID, in taxable income each year from 2014 through 2018. Alternatively, the deferred CODI, net of deferred OID, could be accelerated into taxable income in a year an impairment transaction occurs. To the extent that Caesars Entertainment's federal taxable income exceeds its available federal net operating loss carry forwards in those years, Caesars Entertainment will have a cash tax obligation. Caesars Entertainment's tax obligations related to CODI could be substantial and could materially and adversely affect its cash flows as a result of tax payments. CEOC, as a member of the Caesars Entertainment consolidated tax return filing group, could be liable for Caesars Entertainment's consolidated tax obligations including those related to CODI.
Our business is particularly sensitive to energy prices and a rise in energy prices could harm our operating results.
We are a large consumer of electricity and other energy and, therefore, higher energy prices may have an adverse effect on our results of operations. Accordingly, increases in energy costs may have a negative impact on our operating results. Additionally, higher electricity and gasoline prices which affect our customers may result in reduced visitation to our resorts and a reduction in our revenues. We may be indirectly impacted by regulatory requirements aimed at reducing the impacts of climate change directed at up-stream utility providers, as we could experience potentially higher utility, fuel, and transportation costs.
CGP LLC's and CERP's interests may conflict with our interests.
The interests of CGP LLC could conflict with our interests. CGP LLC is in a similar business to us and is required to first provide any potential development opportunities to Caesars Entertainment. However, Caesars Entertainment may decide to decline the opportunity for its (including our) business and permit CGP LLC to pursue the development opportunity. A committee of Caesars Entertainment's board of directors comprised of disinterested directors will consider potential development opportunities provided to Caesars Entertainment by CGP LLC. If the committee declines an opportunity, that opportunity will be available to CGP LLC and will not be available to our businesses. Caesars Entertainment also owns CERP, and the interests of CERP could conflict with our interests. CERP is in a similar business to us, and the board of directors of Caesars Entertainment may decide to pursue development opportunities at CERP, and such opportunity pursued by CERP may not be available for our business. As a result, our business and growth prospects could be negatively impacted. Furthermore, the consideration of business opportunities may create potential or perceived conflicts of interests between our business, on the one hand, and CGP LLC's or CERP's businesses, on the other hand. While we may retain a portion of the financial stake in any management fee to be received in connection with an opportunity provided to CGP LLC, there can be no assurances that such opportunity will be successful or that we will receive the expected fees from any opportunity.

Although certain employees of each of the Sponsors are on the boards of directors of Caesars Entertainment and CAC, the certificates of incorporation of both companies provide that neither the Sponsors nor directors have any obligation to present any corporate opportunity to Caesars Entertainment or CAC. Accordingly, the Sponsors may pursue gaming, entertainment or other activities outside of Caesars Entertainment, CEOC or CAC and have no obligation to present such opportunity to Caesars Entertainment, CEOC or CAC.
There may be a significant degree of difficulty in operating CGP LLC's and CERP's businesses separately from our business, and managing that process effectively could require a significant amount of management's time.
The separation from CGP LLC's and CERP's businesses from our business could cause an interruption of, or loss of momentum in, the operation of our businesses. Management may be required to devote considerable amounts of time to the separation, which will decrease the time they will have to manage their ordinary responsibilities. If management is not able to manage the separation effectively, or if any significant business activities are interrupted as a result of the separation, our businesses and operating results could suffer.
We provide corporate services, back-office support and advisory and business management services through agreements to CGP LLC, CERP and their respective properties, and have also recently announced the formation of CES, a new services joint venture, the purpose of which includes the common management of the enterprise-wide intellectual property, each of which may require a significant amount of our resources and management to devote its time to efforts other than our business, which could negatively impact our business and prospects.
Pursuant to a management services agreement with CGP LLC and a shared services agreement with CERP, we provide corporate services, back-office support and advisory business management services to CAC, CGP LLC and CERP. Neither CAC nor CGP LLC has any employees and each of them and CERP only has a short history of operating casinos or online entertainment. In addition, on March 3, 2014, we announced the formation of CES, a new services joint venture, the purpose of which includes the common management of enterprise-wide intellectual property, pursuant to which, among other things, we will provide to CES a non-exclusive, irrevocable, royalty-free license that includes the intellectual property that we and our affiliates own but are used in the operation of CGP LLC's and CERP's assets under shared services agreements. Therefore, the business and operations of CAC, CGP LLC and CERP are dependent on the services provided by us, and ultimately by CES, and may require a significant amount of our resources and devotion of our management's time. The additional demands associated with our providing advisory and management services to CAC, CGP LLC and CERP may impact regular operations of our business by diverting our resources and the attention of some of our senior management team away from revenue producing activities, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Any of these effects could harm our business, financial condition and results of operations.
Work stoppages and other labor problems could negatively impact our future profits.
Some of our employees are represented by labor unions. The collective bargaining agreements covering most of our Las Vegas union employees expired on May 31, 2013.  A new five year agreement was finalized in January 2014, which includes a no strike provision for the term of the contract.
Later this year, several collective bargaining agreements covering most of our union employees in Atlantic City will expire.  We will begin negotiations for renewal agreements in the near future and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage.  In the event of a strike, it is possible that such actions could have a material impact on our operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved some success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future. The impact of this union activity is undetermined and could negatively impact our profits.
We may be subject to material environmental liability, including as a result of unknown environmental contamination.
The casino properties business is subject to certain federal, state and local environmental laws, regulations and ordinances which govern activities or operations that may have adverse environmental effects, such as emissions to air, discharges to streams and rivers and releases of hazardous substances and pollutants into the environment, as well as handling and disposal from municipal/non-hazardous waste, and which also apply to current and previous owners or operators of real estate generally. Federal examples of these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act of 1990. Certain of these environmental laws may impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused particular contamination or release of hazardous substances. Should unknown contamination be discovered on our property, or should a release of hazardous substances occur on our property, we could be required to investigate and clean up the contamination and could also be held responsible to a governmental entity or third parties for property damage, personal injury or investigation and cleanup costs incurred in connection with the contamination or release, which may be substantial. Moreover, such contamination may also impair our ability to use the affected property. Such liability could be joint and several in nature, regardless of fault, and could affect us even if such property is vacated. The potential for substantial costs and an inability to use the property could adversely affect our business.
Our insurance coverage may not be adequate to cover all possible losses we could suffer, and, in the future, our insurance costs may increase significantly or we may be unable to obtain the same level of insurance coverage.
We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters and acts of war or terrorism) that could severely disrupt our business or subject it to claims by third parties who are injured or harmed. Although we maintain insurance (including property, casualty, terrorism and business interruption insurance), that insurance may be inadequate or unavailable to cover all of the risks to which our business and assets may be exposed. In several cases we maintain extremely high deductibles or self-insure against specific losses. Should an uninsured loss (including a loss which is less than our deductible) or loss in excess of insured limits occur, it could have a significant adverse impact on our operations and revenues.
We generally renew our insurance policies on an annual basis. If the cost of coverage becomes too high, we may need to reduce our policy limits or agree to certain exclusions from our coverage in order to reduce the premiums to an acceptable amount. Among other factors, homeland security concerns, other catastrophic events or any change in the current U.S. statutory requirement that insurance carriers offer coverage for certain acts of terrorism could adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause us to elect to reduce our policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future we may elect to not, or may be unable to, obtain any coverage for losses due to acts of terrorism.
The success of third parties adjacent to our properties is important to our ability to generate revenue and operate our business and any deterioration to their success could materially adversely affect our revenue and result of operations.
In certain cases, we do not own the businesses and amenities adjacent to our properties. However, the adjacent third-party businesses and amenities stimulate additional traffic through our complexes, including the casinos, which are our largest generators of revenue. Any decrease in the popularity of, or the number of customers visiting, these adjacent businesses and amenities may lead to a corresponding decrease in the traffic through our complexes, which would negatively affect our business and operating results. Further, if newly opening properties are not as popular as expected, we will not realize the increase in traffic through our properties that we expect as a result of their opening, which would negatively affect our business projections.
Compromises of our information systems or unauthorized access to confidential information or our customers' personal information could materially harm our reputation and business.
We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments.  For example, we handle, collect and store personal information in connection with our customers staying at our hotels and enrolling in our Total Rewards program. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Our collection and use of personal data are governed by state and federal privacy laws and regulations as well as the applicable laws and regulations in other countries in which we operate.  Privacy law is an area that changes often and varies significantly by jurisdiction. We may incur significant costs in order to ensure compliance with the various applicable privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.
We assess and monitor the security of collection, storage and transmission of customer information on an ongoing basis.  We utilize commercially available software and technologies to monitor, assess and secure our network.   Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us. Although we have taken steps designed to safeguard our customers' confidential personal information, our network and other systems and those of third parties, such as service providers, could be compromised by a third party breach of our system security or that of a third party provider or as a result by purposeful or accidental actions of third parties, our employees or those employees of a third party.   Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our information.

Any loss, disclosure or misappropriation of, or access to, customers' or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our financial condition, results of operations and cash flow.
Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.
We contribute to and participate in various multi-employer pension plans for employees represented by certain unions. We are required to make contributions to these plans in amounts established under collective bargaining agreements. We do not administer these plans and, generally, are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in 2006, or the PPA, requires under-funded pension plans to improve their funding ratios. Based on the information available to us, some of the multi-employer plans to which we contribute are either "critical" or "endangered" as those terms are defined in the PPA. Specifically, the Pension Plan of the UNITE HERE National Retirement Fund is less than 65% funded. We cannot determine at this time the amount of additional funding, if any, we may be required to make to these plans. However, plan assessments could have an adverse impact on our results of operations or cash flows for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a withdrawal by us, which we consider from time to time, or a mass withdrawal or insolvency of contributing employers, we would be required to make payments to the plan for our proportionate share of the plan's unfunded vested liabilities. Any termination of a multi-employer plan, or mass withdrawal or insolvency of contributing employers, could require us to contribute an amount under a plan of rehabilitation or surcharge assessment that would have a material adverse impact on our consolidated financial condition, results of operations and cash flow.
The implementation of CES contemplated activities may be subject to regulatory and other approvals in certain jurisdictions, which may be delayed or which we may not receive.
As described in Note 5, "Property Transaction with CGP LLC," we recently announced the formation of a new services joint venture, CES, the purpose of which includes the management of certain enterprise assets and the other assets it owns, licenses or controls and will employ the corresponding employees and other employees who provide services to CEOC, CERP and CGPH their affiliates and their respective properties and systems under each property's corresponding property management agreement. CEOC, CERP and CGPH will be members in CES, and, upon its implementation, CES will manage certain enterprise-wide assets of CEC, which will include the intellectual property that CEOC and its affiliates currently license to CGP LLC and other subsidiaries of CEC, CEOC. In addition, certain of CEOC’s subsidiaries' property management agreements, may also be assigned to CES subsequent to its implementation. Before CES can commence certain of these activities, however, we may be required to obtain regulatory approvals in those jurisdictions. We intend to file for all regulatory approvals in jurisdictions in which such approval is required, however, we cannot be sure when, or if, we will receive such approvals or that we will be able to implement CES in all intended jurisdictions.
We do not control CES, and the interests of our co-investors may not align with our interests.
CGPH, CERP and we are members of CES, and, upon the implementation of CES, each of us and our subsidiaries will rely on CES to provide us with intellectual property licenses and property management services, among other services. We, CGP LLC and CERP are each required to contribute as necessary to fund CES’s operating costs and capital requirements in proportion to our respective ownership interest in CES. The members of CES will be required to fund its capital expenditures in agreed portions on an annual basis. The amount we will be required to fund in future years, which is expected to be up to approximately $70 million on an annual basis based on CEOC’s approximate allocation of corporate unallocated costs and capital expenditures of approximately 69%, will be subject to the review and approval of the CES steering committee. We, CGPH and CERP also equally control CES through its steering committee, which is comprised of one representative from each of us, CGP LLC and CERP. In the event that our interests do not align with those of CGP LLC or CERP, the interests of CGP LLC or CERP may be met before ours. In addition, certain decisions by CES may not be made without unanimous consent of the members, including our consent. These actions include any decision with respect to liquidation or dissolution of CES, merger, consolidation or sale of all or substantially all the assets of CES, usage of CES assets in a manner inconsistent with the purposes of CES, material amendment to CES’s operating agreement, admission of new investors to CES and filing of any bankruptcy or similar action by CES. Thus, any member of CES may block certain actions by CES that are in our interest.

We are controlled by the Sponsors, whose interests may not be aligned with ours.
Hamlet Holdings LLC, a Delaware limited liability company (“Hamlet Holdings”), the members of which are comprised of individuals affiliated with each of the Sponsors, as of December 31, 2013, controls approximately 63.9% of Caesars Entertainment’s common stock, and controls Caesars Entertainment, pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares. As a result, the Sponsors control us. The interests of the Sponsors could conflict with or differ from the interests of other holders of our securities. For example, the concentration of beneficial ownership held by the Sponsors could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination, which another stockholder may otherwise view favorably. Additionally, the Sponsors are in the business of making or advising on investments in companies they hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or both of the Sponsors may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as Hamlet Holdings continues to hold the irrevocable proxy, they will continue to be able to strongly influence or effectively control our decisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Board of Directors
Board Members. Our board of directors consists of seven members. Below is certain information regarding the members of our board of directors:
David Bonderman became a member of our board of directors in June 2014 and has been a director of Caesars Entertainment since January 2008. Mr. Bonderman is a TPG Founding Partner. Prior to forming TPG in 1993, Mr. Bonderman was Chief Operating Officer of the Robert M. Bass Group, Inc. (now doing business as Keystone Group, L.P.) in Fort Worth, Texas. He holds a bachelor's degree from the University of Washington and a law degree from Harvard University. He has previously served on the boards of directors of Gemalto N.V., Burger King Holdings, Inc., Washington Mutual, Inc., IASIS Healthcare LLC, and Univision Communications and Armstrong World Industries, Inc. Mr. Bonderman also currently serves on the boards of directors of JSC VTB Bank, Energy Future Holdings Corp., General Motors Company, CoStar Group, Inc. and Ryanair Holdings PLC, of which he is Chairman. Mr. Bonderman is 71 years old.
Kelvin Davis became a member of our board of directors in June 2014 and has been a director of Caesars Entertainment since January 2008. Mr. Davis is a TPG Senior Partner and Head of TPG's North American Buyouts Group, incorporating investments in all non-technology industry sectors. He also leads TPG's Real Estate investing activities. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm which he co-founded in 1991. He holds a bachelor's degree from Stanford University and an M.B.A. from Harvard University. Mr. Davis currently serves on the boards of directors of AV Homes, Inc., Northwest Investments, LLC (which is an affiliate of ST Residential), Parkway Properties, Inc., Taylor Morrison Home Corporation, Univision Communications, Inc., and Catellus Development Corporation. He is a member of the Executive Committee and Human Resources Committee. Mr. Davis is 50 years old.
Gary Loveman has been a member of our board of directors since 1998 and has been the Chairman of the Board of Caesars Entertainment since January 1, 2005, Chief Executive Officer of Caesars Entertainment since January 2003 and President of Caesars Entertainment since April 2001. He has over 15 years of experience in retail marketing and service management, and he previously served as an associate professor at the Harvard University Graduate School of Business. He holds a bachelor's degree from Wesleyan University and a Ph.D. in Economics from the Massachusetts Institute of Technology. Mr. Loveman also serves as a director of Coach, Inc. and FedEx Corporation. He is a member of the Executive Committee and Human Resources Committee. Mr. Loveman is 54 years old.
Marc Rowan became a member of our board of directors in June 2014 and has been a director of Caesars Entertainment since January 2008. Mr. Rowan is a co-founder and Senior Managing Director of Apollo Global Management, LLC, a leading alternative asset manager focused on contrarian and value oriented investments across private equity, credit oriented capital markets and real estate, a position he has held since 1990. He currently serves on the boards of directors of the general partner of AP Alternative Assets, L.P., Apollo Global Management, LLC, Athene Holding Ltd., Caesars Entertainment Corp., Caesars Acquisition Co., and Beats Music. He has previously served on the boards of directors of AMC Entertainment, Inc., CableCom Gmbh., Countrywide PLC, Culligan Water Technologies, Inc., Furniture Brands International, Mobile Satellite Ventures, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications, Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. He is a founding member and Chairman of Youth Renewal Fund and a member of the Board of Overseers of The Wharton School. He serves on the boards of directors of Jerusalem Online and the New York City Police Foundation. Mr. Rowan graduated Summa Cum Laude from the University of Pennsylvania's Wharton School of Business with a BS and an MBA in Finance. He is a member of the Executive Committee and Human Resources Committee. Mr. Rowan is 51 years old.
David Sambur became a member of our board of directors in June 2014 and has been a director of Caesars Entertainment since November 2010. Mr. Sambur is a Partner of Apollo Global Management, having joined in 2004. Mr. Sambur has experience in financing, analyzing, investing in and/or advising public and private companies and their board of directors. Prior to joining Apollo, Mr. Sambur was a member of the Leveraged Finance Group of Salomon Smith Barney Inc. Mr. Sambur serves on the board of directors of Verso Paper Corp., Verso Paper, Inc., Verso Paper Holdings, LLC, Caesars Acquisition Company, Momentive Performance Materials Holdings, Momentive Specialty Chemical, Inc., and AP Gaming Holdco, Inc. Mr. Sambur graduated summa cum laude and Phi Beta Kappa from Emory University with a BA in Economics. Mr. Sambur is a member of our Nominating Committee. Mr. Sambur is 34 years old.
Ronen Stauber became a member of our board of directors in June 2014. He leads the day-to-day activities of Jenro Capital, which provides transaction and consulting services to corporations, private equity firms and family investment offices. From 1997 to 2006, he was an executive with Cendant Corporation and among his activities there was president and Chief Executive Officer of Cendant Corporation's Consumer Travel, International Markets business unit, as well as was Chief Operating Officer of Gullivers Travel Associates and previously led Cendant's strategic development efforts.  Mr. Stauber is 45 years old.
Steven Winograd became a member of our board of directors in June 2014. Since August of 2011, he has been a managing director in the Financial Sponsors Group of the Investment & Corporate Banking division of BMO Capital Markets, where he is responsible for managing relationships with a number of large-cap and mid-cap private equity clients and their portfolio companies.  Mr. Winograd is 59 years old.
Board Committees. Our board of directors has four standing committees: the Human Resources Committee, the Nominating Committee, the Corporate Governance Committee and the Executive Committee.
Our Human Resources Committee consists of Kelvin Davis, Marc Rowan and Gary Loveman and its purpose is to serve as our compensation committee with the specific purpose of designing, approving, and evaluating the administration of our compensation plans, policies, and programs.
Our Nominating Committee consists of David Sambur and Ronen Stauber and its purpose is to establish criteria for board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on committees of our Board.
Our Governance Committee consists of Ronen Stauber and Steven Winograd and its purpose is to make recommendations to our Board regarding board governance matters and practices.
Our Executive Committee consists of Kelvin Davis, Marc Rowan and Gary Loveman. The Executive Committee has all the powers of our board of directors in the management of our business and affairs other than those enumerated in its charter.

Executive Officers
Subject to required regulatory approvals, our principal executive officer and principal financial officer consist of:
John Payne has been appointed President and Chief Executive Officer of our company. Mr. Payne joined Caesars Entertainment nearly 19 years ago as a President’s Associate. Most recently, he served as President, Central Markets & Partnership Development for Caesars Entertainment. Prior to this role, Mr. Payne was President of Enterprise Shared Services from July 2011 to May 2013. Previously, he was Central Division President. Mr. Payne has held general manager roles of several properties, including Harrah’s New Orleans. Mr. Payne is 45 years old.
Mary Beth Higgins has been appointed Chief Financial Officer of our company. Ms. Higgins joins our company from Global Cash Access Inc., where she served as Chief Financial Officer and Executive Vice President from September 2010 to March 2014 and was responsible for all facets of financial management, including financial controls and reporting, taxation, financial planning, treasury, and investor relations. Prior to this, Ms. Higgins held the Chief Financial Officer role at Herbst Gaming Inc. and Camco Inc., successively. She holds a bachelor’s degree in political science from the University of Southern California and an MBA in finance from Memphis State University. Ms. Higgins is 57 years old.

Item 6.    Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Transaction Agreement, dated March 1, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	CEC 8-K	—	2.1	3/3/2014

2.2	First Amendment to the Transaction Agreement, dated May 5, 2014, by and among the Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., Caesars License Company, LLC, Harrah’s New Orleans Management Company, Corner Investment Company, LLC, 3535 LV Corp., Parball Corporation, JCC Holding Company II, LLC, Caesars Acquisition Company and Caesars Growth Partners, LLC.	—	CEC 8-K	—	2.1	5/6/2014

2.3	Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among Caesars Enterprise Services, LLC, Caesars Entertainment Operating Company, Inc., Caesars Entertainment Resort Properties LLC and Caesars Growth Properties Holdings, LLC.	—	CEOC 8-K	—	2.1	5/21/2014

3.1	Amended and Restated Certificate of Incorporation of Caesars Entertainment Operating Company, Inc.	—	CEOC 8-K	—	3.1	5/6/2014

3.2	Bylaws of Caesars Entertainment Operating Company, Inc. (fka Harrah's Operating Company, Inc.), as amended.	—	CEC S-4	—	3.4	10/29/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.1	Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Entertainment, Inc., as Guarantor, Harrah’s Operating Company, Inc., as Issuer, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	CEC 8-K	—	4.8	8/2/2005

4.2	First Supplemental Indenture, dated as of September 9, 2005, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	CEC S-3/A	—	4.7	9/19/2005

4.3	Second Supplemental Indenture, dated as of January 8, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	CEC 10-K	12/31/2007	4.25	2/29/2008

4.4	Third Supplemental Indenture, dated as of January 28, 2008, to Amended and Restated Indenture, dated as of July 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc. as Guarantor, and U.S. Bank National Association, as Trustee, relating to the Floating Rate Contingent Convertible Senior Notes due 2024.	—	CEC 8-K	—	4.1	1/28/2008

4.5	Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	CEC 8-K	—	4.1	6/3/2005

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	First Supplemental Indenture, dated as of August 19, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	CEC S-4	—	4.44	8/25/2005

4.7	Second Supplemental Indenture, dated as of September 28, 2005, to Indenture, dated as of May 27, 2005, between Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.625% Senior Notes due 2015.	—	CEC 8-K	—	4.4	10/3/2005

4.8	Indenture dated as of September 28, 2005, among Harrah’s Operating Company, Inc., as Issuer, Harrah’s Entertainment, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	CEC 8-K	—	4.1	10/3/2005

4.9	Indenture, dated as of June 9, 2006, between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	CEC 8-K	—	4.1	6/14/2006

4.10	Officers’ Certificate, dated as of June 9, 2006, pursuant to Sections 301 and 303 of the Indenture dated as of June 9, 2006 between Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. National Bank Association, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	CEC 8-K	—	4.2	6/14/2006

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.11	Indenture, dated as of February 1, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	CEC 8-K	—	10.1	2/4/2008

4.12	First Supplemental Indenture, dated as of June 12, 2008, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, relating to the 10.75% Senior Cash Pay Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	CEC 10-Q	6/30/2008	4.34	8/11/2008

4.13	Second Supplemental Indenture, dated as of January 9, 2009, by and among Harrah’s Operating Company, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	CEC 10-Q	3/31/2009	4.35	5/14/2009

4.14	First Supplemental Indenture, dated as of March 26, 2009, by and among Harrah’s Operating Company, Inc., the Note Guarantors (as defined therein) and U.S. Bank National Association, as Trustee relating to the 10.75% Senior Notes due 2016 and 10.75%/11.5% Senior Toggle Notes due 2018.	—	CEC 8-K	CEC 8-K	4.1	3/31/2009

4.15	Indenture, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	CEC S-4/A	—	4.39	12/24/2008

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.16	First Supplemental Indenture, dated as of July 22, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as Trustee, relating to the 10.00% Second-Priority Senior Secured Notes due 2018 and 10.00% Second-Priority Senior Secured Notes due 2015.	—	CEC 10-Q	6/30/2009	4.38	8/13/2009

4.17	Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10% Senior Secured Notes due 2015.	—	CEC 10-Q	3/31/2013	4.24	5/9/2013

4.18	Collateral Agreement, dated as of December 24, 2008, by and among Harrah’s Operating Company, Inc. as Issuer, each Subsidiary of the Issuer identified therein, and U.S. Bank National Association, as Collateral Agent relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	CEC S-4/A	—	4.40	12/24/2008

4.19	Indenture, dated as of April 15, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee and collateral agent relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	CEC 8-K	—	4.1	4/20/2009

4.20	First Supplemental Indenture, dated May 18, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	CEC 10-Q	6/30/2009	4.4	8/13/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.21	Second Supplemental Indenture dated as of April 12, 2013, by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee relating to the 10.00% Senior Secured Notes due 2018.	—	CEC 10-Q	3/31/2013	4.28	5/9/2013

4.22	Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	CEC 8-K	—	4.1	6/15/2009

4.23	Supplemental Indenture, dated as of June 10, 2009, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	CEC 8-K	—	4.2	6/15/2009

4.24	Second Supplemental Indenture, dated as of September 11, 2009, by and among Harrah’s Operating Company, Inc., Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2017.	—	CEC 8-K	—	4.1	9/17/2009

4.25	Third Supplemental Indenture dated as of April 12, 2013 by and among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 11.25% Senior Secured Notes due 2017.	—	CEC 10-Q	3/31/2013	4.32	5/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.26	Indenture, dated as of April 16, 2010, by and among Harrah’s Operating Escrow LLC, Harrah’s Escrow Corporation, Harrah’s Entertainment, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	CEC 8-K	—	4.1	4/22/2010

4.27	Supplemental Indenture, dated as of May 20, 2010, by and among Harrah’s Operating Company, Inc. and U.S. Bank National Association, as trustee, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	CEC 8-K	—	4.1	5/24/2010

4.28	Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association as Trustee related to the 12.75% Senior Secured Notes due 2018.	—	CEC 10-Q	3/31/2013	4.35	5/9/2013

4.29	Joinder and Supplement to the Intercreditor Agreement, dated as of May 20, 2010, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank national Association, as other first priority lien obligations agent, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	CEC 8-K	—	10.1	5/24/2010

4.30	Additional Secured Party Consent, dated as of May 20, 2010, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of December 24, 2008, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	CEC 8-K	—	10.2	5/24/2010

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.31	Indenture, dated as of February 14, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	CEC 8-K	—	4.1	2/15/2012

4.32	Supplemental Indenture, dated as of March 1, 2012, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, relating to the 8.5% Senior Secured Notes due 2020.	—	CEC 8-K	—	4.1	3/2/2012

4.33	Second Supplemental Indenture dated as of April 12, 2013 by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as Trustee related to the 8.5% Senior Secured Notes due 2020.	—	CEC 10-Q	3/31/2013	4.44	5/9/2013

4.34	Registration Rights Agreement, dated as of December 13, 2012 (to the August 22, 2012 and October 5, 2012 Registration Rights Agreement and Joinder), by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and Citigroup Global Markets Inc., as representative of the initial purchasers, related to the 9% Senior Secured Notes due 2020.	—	CEC 8-K	—	4.2	12/13/2012]

4.35	Indenture dated as of August 22, 2012 by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	CEC 8-K	—	4.1	8/22/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.36	Supplemental Indenture, dated as of October 5, 2012 , by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	CEC 8-K	—	4.1	10/10/2012

4.37	Additional Notes Supplemental Indenture, dated as of December 13, 2012 , by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	CEC 8-K	—	4.1	12/13/2012

4.38	Third Supplemental Indenture, dated as of February 20, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	CEC 8-K	—	4.1	2/21/2013

4.39	Fourth Supplemental Indenture, dated as of April 12, 2013, by and among Caesars Operating Escrow, LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation, and U.S. Bank National Association, as trustee, in connection with the 9% Senior Secured Notes due 2020.	—	CEC 10-Q	3/31/2013	4.56	5/9/2013

4.40	Indenture, dated as of February 15, 2013, by and among Caesars Operating Escrow LLC, Caesars Escrow Corporation, Caesars Entertainment Corporation and U.S. Bank National Association, as trustee, related to the 9% Senior Secured Notes due 2020.	—	CEC 8-K	—	4.1	2/15/2013

4.41	Caesars Entertainment Operating Company, Inc. Form of Common Stock Certificate	X

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Reaffirmation Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	CEC 8-K	—	10.2	3/2/2012

10.2	Reaffirmation Agreement, dated as of October 5, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	CEC 8-K	—	10.1	10/10/2012

10.3	Reaffirmation Agreement, dated as of March 27, 2013, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	CEC 8-K	—	10.2	3/28/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.4	Amendment Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent under the Amended and Restated Credit Agreement dated as of May 20, 2011, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	CEC 8-K	—	10.1	3/2/2012

10.5	Amendment, dated as of February 6, 2013, to the Second Amended and Restated Credit Agreement, dated as of March 1, 2012, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other parties named therein.	—	CEC 8-K	—	10.1	3/28/2013

10.6	Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), among Harrah’s Operating Company, Inc., each Subsidiary Party that is party thereto and Bank of America, N.A., as Collateral Agent.	—	CEC 8-K	—	10.3	6/15/2009

10.7	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	CEC 8-K	—	10.3	10/10/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.8	Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009), made by Harrah’s Entertainment, Inc. (as successor to Hamlet Merger Inc.) in favor of Bank of America, N.A., as Administrative Agent and Collateral Agent.	—	CEC 8-K	—	10.4	6/15/2009

10.9	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of October 5, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	8-K	—	10.4	10/10/2012

10.10	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	CEC 8-K	—	10.2	2/20/2013

10.11	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	CEC 8-K	—	10.4	3/28/2013

10.12	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of February 20, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	CEC 8-K	—	10.3	2/20/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.13	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 27, 2013, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	CEC 8-K	—	10.5	3/28/2013

10.14	Intercreditor Agreement, dated as of January 28, 2008 by and among Bank of America, N.A. as administrative agent and collateral agent under the Credit Agreement, Citibank, N.A. as administrative agent under the Bridge-Loan Agreement and U.S. Bank National Association as Trustee under the Indenture.	—	CEC 8-K	—	10.3	3/17/2009

10.15	Intercreditor Agreement, dated as of December 24, 2008 among Bank of America, N.A. as Credit Agreement Agent, each Other First Priority Lien Obligations Agent from time to time, U.S. Bank National Association as Trustee and each collateral agent for any Future Second Lien Indebtedness from time to time.	—	CEC 8-K	—	10.4	3/17/2009

10.16	Joinder and Supplement to the Intercreditor Agreement, dated as of April 15, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement.	—	CEC 8-K	—	10.1	4/20/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.17	First Lien Intercreditor Agreement, dated as of June 10, 2009 (to the Agreement dated December 24, 2008), by and among Bank of America, N.A., as collateral agent for the First Lien Secured Parties and as Authorized Representative for the Credit Agreement Secured Parties, U.S. Bank National Association, as Authorized Representative for the Initial Other First Lien Secured Parties, and each additional Authorized Representative from time to time party to the First Lien Intercreditor Agreement.	—	CEC 8-K/A	—	10.1	6/11/2009

10.18
Joinder and Supplement to Intercreditor Agreement, dated June 10, 2009 (to the Agreement dated December 24, 2008) by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, U.S. Bank National Association as a Second Priority Agent under the Intercreditor Agreement and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement. (Exhibit A thereto incorporated by reference to exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed March 17, 2009).
		—	CEC 8-K	—	10.2	6/15/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.19	Joinder and Supplement to the Intercreditor Agreement, dated as of September 11, 2009 by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as Trustee under the Intercreditor Agreement, Bank of America, N.A., as Credit Agreement Agent under the Intercreditor Agreement, and any other First Lien Agent and Second Priority Agent from time to time party to the Intercreditor Agreement related to the 11.25% Senior Secured Notes due 2017.	—	CEC 8-K	—	10.1	9/17/2009

10.20	Joinder and Supplement to the Intercreditor Agreement, dated as of March 1, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent, relating to the 8.5% Senior Secured Notes due 2020.	—	CEC 8-K	—	10.3	3/2/2012

10.21	Joinder and Supplement to the Intercreditor Agreement, dated as of October 5, 2012, by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority lien obligations agent.	—	CEC 8-K	—	10.2	10/10/2012

10.22	Joinder and Supplement to the Intercreditor Agreement, dated as of February 20, 2013 (the Intercreditor Agreement dated December 24, 2008) , by and among U.S. Bank National Association, as new trustee, U.S. Bank National Association, as second priority agent, Bank of America, N.A., as credit agreement agent and U.S. Bank National Association, as other first priority. lien obligations agent.	—	CEC 8-K	—	10.1	2/20/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.23	Other First Lien Secured Party Consent to the Collateral Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Collateral Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	CEC 8-K	—	10.4	3/2/2012

10.24	Other First Lien Secured Party Consent to the Guaranty and Pledge Agreement, dated as of March 1, 2012, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Guaranty and Pledge Agreement dated as of January 28, 2008, as amended and restated as of June 10, 2009.	—	CEC 8-K	—	10.5	3/2/2012

10.25	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Collateral Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	CEC 8-K	—	10.2	9/17/2009

10.26	Other First Lien Secured Party Consent, dated as of September 11, 2009, by U.S. Bank National Association, as agent or trustee for persons who shall become “Secured Parties” under the Amended and Restated Guaranty and Pledge Agreement dated and effective as of January 28, 2008 (as amended and restated on June 10, 2009).	—	CEC 8-K	—	10.3	9/17/2009

10.27	Share Purchase Agreement between Caesars Entertainment Operating Company, Inc., and Pearl Dynasty Investments Limited dated August 6, 2013.	—	10-Q	6/30/2013	10.73	8/9/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.28	Amended and Restated Credit Agreement, Dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	CEC 10K/A	12/31/2012	10.72	3/15/2013

10.29	Management Services Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and Caesars Entertainment Operating Company, Inc.	—	CEC 8-K	—	10.3	10/22/2013

10.30	Registration Rights Agreement, dated as of October 21, 2013, among Caesars Acquisition Company, Caesars Growth Partners, LLC and certain subsidiaries of Caesars Entertainment Corporation.	—	CEC 8-K	—	10.4	10/22/2013

10.31	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	8-K	—	10.1	7/28/2014

10.32	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	8-K	—	10.2	7/28/2014

†10.33	Caesars Acquisition Company Equity-Based Compensation Plan	—	CEC 8-K	—	10.1	4/16/2014

†10.34	Form Equity Compensation Grant Agreement under the Caesars Acquisition Company Equity-Based Compensation Plan	—	CEC 8-K	—	10.2	4/16/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
†10.35	Employment Agreement between Caesars Entertainment Operating Company, Inc., and John Payne dated June 26, 2014.	—	CEC 8-K	—	10.1	8/05/2014

†10.36	Employment Agreement between Caesars Entertainment Operating Company, Inc., and Mary Beth Higgins dated June 26, 2014.	—	8-K	—	10.2	8/05/2014

†10.37	Caesars Entertainment Operating Company, Inc. 2014 Performance Incentive Plan	X

†10.38	Caesars Entertainment Operating Company, Inc. 2014 Performance Incentive Plan Stock Award Agreement	X

10.39	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent	—	8-K	—	10.1	7/25/2014

10.40	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent	—	8-K	—	10.2	7/25/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.41
Reaffirmation Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Third Amended and Restated Credit Agreement dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.

X

10.42
Note Purchase and Support Agreement, dated as of August 12, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation, and certain holders of CEOC’s 6.50% Senior Notes due 2016 and/or 5.75% Senior Notes due 2017
X

10.43	Waiver Agreement, dated August 12, 2014, among Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the benefit of UMB Bank, National Association.		8-K	—	10.1	8/14/2014

21	List of Subsidiaries	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.	X

*101	The following financial statements from the Company’s Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	—	—	—	—	—

*	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.

August 14, 2014	By:	/S/ MARY E. HIGGINS
Mary E. Higgins
Chief Financial Officer