Form 10-Q
period 2014-09-30
CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
filed 2014-11-14
CIK 858395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2014, the Registrant had 1,448,936 shares of common stock outstanding. There is not a market for the Registrant's common stock; therefore, the aggregate market value of the Registrant's common stock held by non-affiliates is not calculable.

CAESARS ENTERTAINMENT OPERATING COMPANY
INDEX

We have proprietary rights to a number of trademarks used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (this "Form 10-Q"), that are important to our business, including, without limitation, Caesars, Caesars Entertainment, Caesars Palace, Harrah’s, Total Rewards, Horseshoe, Paris Las Vegas, Flamingo, and Bally's. We have omitted the registered trademark (®) and trademark (™) symbols for such trademarks named in this Form 10-Q.
.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(In millions, except par value)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$1,479.9	$1,438.7
Restricted cash	—	14.2
Receivables, net	455.4	494.0
Prepayments and other current assets	122.3	157.9
Inventories	29.5	31.4
Due from affiliates	106.2	76.4
Total current assets	2,193.3	2,212.6
Property and equipment, net	6,240.2	8,852.4
Goodwill	753.5	1,271.2
Intangible assets other than goodwill	2,565.6	2,904.8
Investments in and advances to non-consolidated affiliates	142.7	152.2
Restricted cash	7.5	85.2
Deferred charges and other	444.4	482.6
Assets held for sale	2.9	11.9
	$12,350.1	$15,972.9
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$250.9	$344.1
Accrued expenses	805.7	809.6
Interest payable	412.3	308.1
Deferred income taxes	294.9	288.4
Current portion of long-term debt	82.1	113.4
Total current liabilities	1,845.9	1,863.6
Long-term debt	16,044.7	16,639.8
Deferred income taxes	1,262.6	1,612.0
Deferred credits and other	715.7	1,258.7
Notes payable to affiliate	—	300.8
	19,868.9	21,674.9
Commitments and contingencies (Note 15)
Stockholders’ deficit
Common stock: voting; $0.001 par value; 1.4 shares issued and outstanding	—	—
Additional paid-in capital	3,393.3	3,550.3
Accumulated deficit	(10,894.8)	(9,240.8)
Accumulated other comprehensive loss	(40.8)	(37.1)
Total CEOC stockholders’ deficit	(7,542.3)	(5,727.6)
Noncontrolling interests	23.5	25.6
Total stockholders' deficit	(7,518.8)	(5,702.0)
	$12,350.1	$15,972.9
See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Casino	$910.4	$1,106.4	$2,838.3	$3,312.0
Food and beverage	195.0	241.0	613.6	723.4
Rooms	117.8	181.0	402.3	538.1
Management fees	27.8	14.5	68.1	42.3
Other	63.1	90.4	220.2	256.2
Reimbursed management costs	96.5	81.2	313.3	231.9
Less: casino promotional allowances	(157.3)	(195.2)	(494.0)	(575.4)
Net revenues	1,253.3	1,519.3	3,961.8	4,528.5
Operating expenses
Direct
Casino	558.7	616.7	1,743.7	1,902.3
Food and beverage	80.5	101.7	250.1	305.5
Rooms	27.9	41.7	96.0	129.5
Property, general, administrative, and other	256.6	327.7	808.3	943.7
Reimbursable management costs	96.5	81.1	313.3	231.9
Depreciation and amortization	76.7	96.2	231.9	316.4
Write-downs, reserves, and project opening costs, net of recoveries	2.8	11.5	61.9	38.6
Impairment of intangible and tangible assets	388.3	795.9	418.1	898.8
Loss on interests in non-consolidated affiliates	6.5	4.3	9.4	23.0
Corporate expense	54.7	18.6	133.4	62.8
Acquisition and integration costs	4.1	3.1	17.3	20.5
Amortization of intangible assets	11.3	22.5	39.0	67.6
Total operating expenses	1,564.6	2,121.0	4,122.4	4,940.6
Loss from operations	(311.3)	(601.7)	(160.6)	(412.1)
Interest expense	(583.9)	(539.8)	(1,667.4)	(1,612.9)
Loss on early extinguishment of debt	(113.5)	(0.3)	(113.5)	(29.8)
Gain/(loss) on partial sale of subsidiary	—	—	(3.1)	44.1
Other income/(loss), including interest income	12.6	(0.3)	18.4	7.4
Loss from continuing operations, before income taxes	(996.1)	(1,142.1)	(1,926.2)	(2,003.3)
Income tax benefit	168.6	173.3	424.0	449.2
Loss from continuing operations, net of income taxes	(827.5)	(968.8)	(1,502.2)	(1,554.1)
Discontinued operations
Loss from discontinued operations	(47.3)	(104.9)	(169.8)	(131.2)
Income tax benefit/(provision)	(0.7)	5.5	20.8	6.3
Loss from discontinued operations, net of income taxes	(48.0)	(99.4)	(149.0)	(124.9)
Net loss	(875.5)	(1,068.2)	(1,651.2)	(1,679.0)
Net (income)/loss attributable to noncontrolling interests	0.4	2.1	(2.8)	(2.8)
Net loss attributable to CEOC	$(875.1)	$(1,066.1)	$(1,654.0)	$(1,681.8)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(875.5)	$(1,068.2)	$(1,651.2)	$(1,679.0)
Other comprehensive income/(loss):
Benefit plan adjustments	0.4	0.5	0.9	0.9
Foreign currency translation adjustments	(0.3)	3.1	(1.9)	(18.1)
Change in fair market value of derivatives	(0.6)	(3.6)	(2.7)	(3.6)
Total other comprehensive loss, before income taxes	(0.5)	—	(3.7)	(20.8)
Income tax provision related to items of other comprehensive loss	0.1	(0.6)	—	(0.7)
Total other comprehensive loss, net of income taxes	(0.4)	(0.6)	(3.7)	(21.5)
Total comprehensive loss	(875.9)	(1,068.8)	(1,654.9)	(1,700.5)
Less: amounts attributable to noncontrolling interests:
Net loss (income)	0.4	2.1	(2.8)	(2.8)
Foreign currency translation adjustments	—	—	—	0.1
Total amounts attributable to noncontrolling interests	0.4	2.1	(2.8)	(2.7)
Comprehensive loss attributable to CEOC	$(875.5)	$(1,066.7)	$(1,657.7)	$(1,703.2)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(UNAUDITED)
(In millions)

	Common Stock *	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total CEOC Stockholders' Equity/(Deficit)	Non-controlling Interests	Total Equity/(Deficit)
Balance as of December 31, 2012, as previously reported	$—	$3,422.4	$(6,205.0)	$(0.4)	$(2,783.0)	$42.2	$(2,740.8)
Prior period adjustments (see Note 1)	—	(4.3)	22.4	—	18.1	—	18.1
Balance as of December 31, 2012, as restated	—	3,418.1	(6,182.6)	(0.4)	(2,764.9)	42.2	(2,722.7)
Net income/(loss)	—	—	(1,681.8)	—	(1,681.8)	2.8	(1,679.0)
Share-based compensation	—	15.7	—	—	15.7	—	15.7
Other comprehensive loss, net of tax	—	—	—	(21.4)	(21.4)	(0.1)	(21.5)
Contributions from noncontrolling interests	—	—	—	—	—	35.3	35.3
Distributions to noncontrolling interests	—	—	—	—	—	(10.3)	(10.3)
Other	—	—	—	—	—	(1.2)	(1.2)
Balance as of September 30, 2013	$—	$3,433.8	$(7,864.4)	$(21.8)	$(4,452.4)	$68.7	$(4,383.7)

Balance as of December 31, 2013, as previously reported	$—	$3,570.8	$(9,234.4)	$(37.1)	$(5,700.7)	$25.6	$(5,675.1)
Prior period adjustments (see Note 1)	—	(20.5)	(6.4)	—	(26.9)	—	(26.9)
Balance as of December 31, 2013, as restated	—	3,550.3	(9,240.8)	(37.1)	(5,727.6)	25.6	(5,702.0)
Net income/(loss)	—	—	(1,654.0)	—	(1,654.0)	2.8	(1,651.2)
Share-based compensation	—	26.4	—	—	26.4	—	26.4
Other comprehensive loss, net of tax	—	—	—	(3.7)	(3.7)	—	(3.7)
Impact of derecognition of LINQ net assets	—	(289.8)	—	—	(289.8)	—	(289.8)
Impact of sale of properties to affiliate	—	(341.8)	—	—	(341.8)	—	(341.8)
Distributions to noncontrolling interests	—	—	—	—	—	(4.9)	(4.9)
Contribution from CEC for purchase of notes	—	445.7	—	—	445.7	—	445.7
Other	—	2.5	—	—	2.5	—	2.5
Balance as of September 30, 2014	$—	$3,393.3	$(10,894.8)	$(40.8)	$(7,542.3)	$23.5	$(7,518.8)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (In millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities	$(548.7)	$(329.1)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(291.8)	(450.6)
Change in restricted cash	72.7	700.5
Proceeds received from sale of assets	33.2	—
Proceeds from sales of properties, net of cash sold	1,591.5	50.4
Investments in/advances to non-consolidated affiliates and other	—	(13.6)
Other	(2.2)	(11.2)
Cash flows from investing activities	1,403.4	275.5
Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,528.3	1,808.1
Debt issuance and extension costs and fees	(204.7)	(57.8)
Repayments under notes payable to affiliates	(300.8)	(259.3)
Cash paid for early extinguishments of debt	(1,702.1)	(1,788.8)
Scheduled debt and capital lease payments	(80.0)	(9.6)
Contributions from noncontrolling interest owners	—	35.3
Distributions to noncontrolling interest owners	(5.0)	—
Other	—	(18.0)
Cash flows from financing activities	(764.3)	(290.1)
Cash flows from discontinued operations
Cash flows from operating activities	(47.5)	—
Cash flows from investing activities	(1.7)	65.7
Cash flows from financing activities	—	—
Net cash from discontinued operations	(49.2)	65.7
Net increase/(decrease) in cash and cash equivalents	41.2	(278.0)
Change in cash classified as assets held for sale	—	(0.2)
Cash and cash equivalents, beginning of period	1,438.7	1,546.6
Cash and cash equivalents, end of period	$1,479.9	$1,268.4

Supplemental Cash Flow Information:
Cash paid for interest	$1,336.8	$1,273.3
Cash paid for income taxes	2.8	7.5
Non-cash investing and financing activities:
Increase/(decrease) in accrued capital expenditures	(7.7)	13.7

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In these notes, the words "Company," "CEOC," "we," "our," and "us" refer to Caesars Entertainment Operating Company, Inc. and its consolidated subsidiaries, unless otherwise stated or the context requires otherwise.
Note 1 — Organization and Basis of Presentation
Organization
We are a majority-owned subsidiary of Caesars Entertainment Corporation ("Caesars Entertainment", "Caesars" or "CEC"), a Delaware corporation. As of September 30, 2014, we owned and operated or managed, through various subsidiaries, 50 casinos in 14 U.S. states and 5 countries. We view each casino property as an operating segment and aggregate such casino properties into one reportable segment.
On January 28, 2008, Caesars Entertainment was acquired by affiliates of Apollo Global Management, LLC (together with such affiliates, "Apollo") and affiliates of TPG Capital, LP (together with such affiliates, "TPG" and, together with Apollo, the "Sponsors") in an all-cash transaction (the "Acquisition"). A substantial portion of the financing of the Acquisition was comprised of bank and bond financing obtained by us. As a result of Caesars Entertainment's sale of five percent of its ownership in CEOC (see Note 10, "Stockholders' Equity"), this financing became neither secured nor guaranteed for payment by Caesars Entertainment or its other wholly-owned subsidiaries.
Pursuant to a shared services agreement and management services agreement, we provide properties owned by Caesars Entertainment Resort Properties ("CERP") and Caesars Growth Partners, LLC ("CGP LLC") with certain corporate management and administrative operations and such costs are reimbursed to us for providing such services (see Note 21, "Caesars Enterprise Services, LLC"). CERP and CGP LLC are not included in our consolidated condensed financial statements.
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared under the rules and regulations of the Securities and Exchange Commission ("SEC") applicable for interim periods and, therefore, do not include all information necessary for complete financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Our financial statements require the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. Actual amounts could differ from those estimates. The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2014 fiscal year.
The financial information for the three and nine months ended September 30, 2014 and 2013 reflects the results of operations and cash flows of the Alea Leeds, Golden Nugget, Showboat Atlantic City and Harrah's Tunica casinos as discontinued operations. See Note 4, "Dispositions, Divestitures, and Other Property Matters."
In May 2014, Caesars Entertainment completed the sale of five percent of its ownership interest in us to certain qualified institutional buyers. Upon completion of this sale, the automatic release of Caesars Entertainment’s parent guarantee of certain debt issued by us was triggered in accordance with the applicable bond indentures (see Note 10, "Stockholders' Equity"). As a result, Caesars Entertainment no longer could rely upon the exception for guarantor financial statements provided by Rule 3-10 of the SEC's Regulation S-X ("Rule 3-10 exception"), which allows registrants to provide condensed consolidating financial information of guarantors and issuers if certain conditions are met. Accordingly, beginning in the second quarter of 2014, we began filing separately under the Securities Exchange Act of 1934, including the required standalone financial statements required by SEC Regulation S-X. Because we relied upon the Rule 3-10 exception as of December 31, 2013, we did not file an Annual Report on Form 10-K with the SEC; accordingly this Form 10-Q contains expanded disclosures on an interim basis.
Due to our continuing involvement with The LINQ subsequent to its sale to CERP, we consolidated the net assets and income statement impacts of The LINQ from the date of sale to CERP in October 2013 through May 5, 2014. As a result of our sale of The LINQ Hotel and Casino ("LINQ Hotel") as described in Note 5, "Property Transaction with CGP LLC" and the resulting assumption by CGP LLC of our lease of certain space in The LINQ, we no longer had such continuing involvement and no longer consolidated The LINQ in our Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Due to our continuing involvement with Octavius Tower subsequent to its sale to CERP in October 2013, we continue to consolidate the related assets and liabilities, as well as the results of operations, in our Consolidated Condensed Financial Statements.
The Company, CEC, CERP, and Caesars Growth Properties Holdings, LLC ("CGPH") entered into a services joint venture, Caesars Enterprise Services, LLC ("CES"). CES manages certain enterprise assets and employs certain of the corresponding employees and other employees who currently provide services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement (see Note 22, "Related Party Transactions").
Properties
As presented in the following table, as of September 30, 2014, of the 50 casinos that we own and operate or manage, we own and operate 20 casinos in the United States and nine internationally, most of which are located in the United Kingdom. We manage an additional 21 casinos, of which six are owned by CERP and six are owned by CGP LLC. Casinos in the United States primarily consist of land-based and riverboat or dockside casinos, and all international casinos are land-based.

DOMESTIC PROPERTIES OWNED (d)
Bally’s Atlantic City	Harrah's Louisiana Downs	Horseshoe Council Bluffs (b)(c)
Caesars Atlantic City	Harrah’s Metropolis	Horseshoe Hammond
Caesars Palace Las Vegas	Harrah’s North Kansas City	Horseshoe Southern Indiana
Harrah’s Council Bluffs	Harrah’s Philadelphia (a)	Horseshoe Tunica
Harrah's Gulf Coast	Harrah’s Reno	Hot Spot Oasis
Harrah’s Joliet (a)	Harvey's Lake Tahoe	Tunica Roadhouse Hotel & Casino
Harrah’s Lake Tahoe	Horseshoe Bossier City

INTERNATIONAL PROPERTIES OWNED
Alea Glasgow	Emerald Safari (a)	Rendezvous Brighton
Alea Nottingham	Manchester235	Rendezvous Southend-on-Sea
The Casino at the Empire	Playboy Club London	The Sportsman
____________________

(a)	We have a majority ownership interest in and manage this property.

(b)	The property is leased to the operator and managed by CEOC.

(c)	We will cease greyhound racing at this facility by December 31, 2015. See Note 4, "Dispositions, Divestitures, and Other Property Matters."
(d)    Harrah's Tunica, Showboat Atlantic City, Alea Leeds, and Golden Nugget have been closed and are presented in discontinued operations for all periods presented.

Liquidity Considerations
We are a highly leveraged company, and a significant amount of our liquidity needs are for debt service, including significant interest payments. As of September 30, 2014, we had $18,415.2 million face value of outstanding indebtedness and our current debt service obligation over the next twelve months is $1,829.5 million, consisting of $82.1 million in principal maturities and $1,747.4 million in required interest payments. See Note 9, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of September 30, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and any changes in the terms of existing debt subsequent to December 31, 2013.
As a result of our debt service requirements and a general decline in gaming activity since 2007, with Atlantic City properties and our regional markets being more heavily impacted by this trend, we have experienced substantial net losses and operating losses in recent years, resulting in total stockholders' deficit of $7,518.8 million as of September 30, 2014. Further, we expect to experience net losses and operating losses for the foreseeable future.
On a consolidated basis, cash and cash equivalents, excluding restricted cash, totaled $1,479.9 million at September 30, 2014 compared with $1,438.7 million at December 31, 2013. We experienced negative operating cash flows of $548.7 million for the nine months ended September 30, 2014, and we expect to experience negative operating cash flows for the foreseeable future.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We do not currently expect that our cash flows from operations will be sufficient to repay our indebtedness and we will need to pursue additional debt or equity offerings or seek a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code.
We have sufficient liquidity at present, including our ability to borrow under any of our credit arrangements as described in Note 9, "Debt." However, we estimate, that absent a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code, based on our current operating forecasts and their underlying assumptions, we will require additional sources of liquidity to fund our operations and obligations beginning during the fourth quarter of 2015. These factors raise substantial doubt as to our ability to continue as a going concern beyond the fourth quarter of 2015. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
During the nine months ended September 30, 2014, we have been undertaking a number of actions to mitigate this uncertainty. For more information on these actions and the impact that the related transactions have on our liquidity and capital structure, see Note 5, "Property Transaction with CGP LLC," Note 9, “Debt," and Note 10, "Stockholders' Equity.”
Also see Note 15, "Litigation, Contractual Commitments and Contingent Liabilities," and Note 23, "Subsequent Events” for more information regarding Noteholder disputes and claims related to these actions and transactions. If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and Noteholders to recover on claims under our indebtedness.
On September 12, 2014, it was announced that the Company and its parent, CEC, had executed non-disclosure agreements ("NDAs") with certain first lien creditors of the Company's 11.25% senior secured notes due 2017, our 8.5% senior secured notes due 2020, and our 9% senior secured notes due 2020 in an effort to restructure the Company's debt.
On October 17, 2014, it was announced that the Company and its parent, CEC, had executed NDAs with certain beneficial holders of debt, including senior secured term loans, issued by the Company pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure the Company's debt.
On October 29, 2014, it was announced that one of the first lien creditors that had previously executed an NDA did not extend its NDA. While no agreement has been reached yet on the terms of a restructuring, the Company and CEC are continuing discussions with the remaining first lien creditors, excluding the one which failed to extend its NDA.
On October 16, 2014, the Company entered into certain control arrangements with the Collateral Agent in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict our ability to utilize cash and are not expected to have an operational impact on CEOC (see Note 9, “Debt").
From time to time, depending upon market, pricing, and other conditions, and on our cash balances and liquidity, we may seek to acquire or exchange notes or other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration, including our common stock. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges, debt for equity exchanges or restructuring transactions.

Our ability to refinance or restructure our debt, or to issue additional debt or equity, will depend upon, among other things:

•	the condition of the capital markets at the time, which is beyond our control;

•	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control;

•	our continued compliance with the terms and covenants in our credit facilities, indentures and loan agreements that govern our debt; and

•	the results of ongoing discussions with the Company's Noteholders and lenders.

The foregoing are forward-looking statements based on assumptions as of the date of this filing that may or may not prove to be correct. Actual results may differ materially from our present expectations. Factors that may cause actual results to differ materially from present expectations include, without limitation, the results of ongoing discussion with our lenders and noteholders and the impact positive or negative changes in the operational and other matters assumed in preparing our forecasts would have on our ability to continue as a going concern.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Error Corrections

Subsequent to the filing of our 2014 Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, (the “Q2 2014 10-Q”), the Company identified certain errors affecting the consolidated condensed balance sheet as of December 31, 2013 and equity balances as of December 31, 2012. Management determined that the impact of these errors was not material to the unaudited consolidated condensed financial statements, and has elected to restate previously reported amounts in this filing. These items relate to a correction to the tax impact of the sale of The LINQ and Octavius Tower in October 2013, the reversal of an accrual for prepaid insurance which we determined was not a liability as of December 31, 2013, and certain other insignificant errors affecting our beginning equity accounts. The following summarizes changes to previously reported amounts:

•	Decrease in prepayments and other current assets and accrued expenses of $32.8 million

•	Increase in current and long-term deferred income taxes of $22.8 million

•	Increase in deferred credits and other of $4.1 million

•	Increase in total stockholders' deficit as of December 31, 2013 of $26.9 million

•	Decrease in total stockholders' deficit as of December 31, 2012 of $18.1 million

Note 2 — Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value.
Restricted Cash
As of September 30, 2014, we had $7.5 million in non-current restricted cash. This balance included cash reserved as collateral for certain expenditures in the normal course of business. At December 31, 2013, we had $99.4 million of restricted cash.
Receivables
We issue credit to approved casino customers following background checks and investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectibility of these receivables.
Accounts receivable are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. We reserve an estimated amount for gaming receivables that may not be collected to reduce receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. Receivables are reported net of an allowance for doubtful accounts of $158.2 million and $139.8 million as of September 30, 2014 and December 31, 2013, respectively.
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
Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $12.4 million for the nine months ended September 30, 2014 and $40.8 million for the year ended December 31, 2013.
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
The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future operating results, valuation multiples, and discount rates to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Thus, to the extent gaming volumes deteriorate further in the near future, discount rates increase significantly, or we do not meet our projected performance, we could have additional impairments to record in the future and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis. As of September 30, 2014, we had $3,155.8 million in total book value of goodwill and other non-amortizing intangible assets, a large portion of which have been impaired within the last two years and accordingly, are at risk of partial or total impairment should we experience minor adverse changes in our significant assumptions. Charges related to goodwill and intangible assets other than goodwill are recognized in impairment of intangible and tangible assets in the Consolidated Condensed Statements of Operations.

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
CERP and CGP LLC properties also participate in our self-insured employee health programs and accordingly, our reserve includes estimates for claims and reserves, including IBNR claims, for CERP and CGP LLC resort property employees. We charge CERP and CGP LLC through payroll charges on a per employee basis, based on their individual coverage elections.
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
Advertising
We expense the production costs of advertising the first time the advertising takes place. Advertising expense was $37.3 million and $36.8 million for the three months ended September 30, 2014 and 2013, respectively and was $107.5 million and $101.6 million for the nine months ended September 30, 2014 and 2013, respectively.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Income Taxes
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We have provided a valuation allowance on certain foreign and state net operating losses ("NOLs"), and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets are not deemed realizable based upon near term estimates of future taxable income. We are included in the consolidated federal income tax return of Caesars and certain consolidated state tax returns of Caesars.  We also file separate state tax returns in certain states.  Our provision for federal and state income taxes is computed based on the statutory federal and state tax rates as if we had filed separate federal and state income tax returns.
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
In May 2014, the FASB issued authoritative guidance amending the FASB Accounting Standards Codification ("ASC") and creating a new ASC Topic 606, Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Existing industry guidance, including revenue recognition guidance specific to the gaming industry will be eliminated. In addition, interim and annual disclosures will be substantially revised. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We will adopt this standard effective January 1, 2017. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations.
In August 2014, the FASB issued authoritative guidance amending existing requirements disclosing information about an entity's ability to continue as a going concern. The new guidance will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The amendments in this guidance are effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact the adoption of this standard will have on our disclosures and results of operations and are evaluating the date of adoption.
Note 4 — Dispositions, Divestitures, and Other Property Matters
Dispositions and Divestitures
Conrad Punta del Este Resort and Casino
In May 2013, we formed a strategic relationship with Enjoy S.A. (“Enjoy”) in Latin America. Enjoy acquired 45% of Baluma S.A., our subsidiary that owns and operates the Conrad Punta del Este Resort and Casino in Uruguay (the “Conrad”), in exchange for total consideration of $139.5 million. After customary deductions for expenses associated with the closing, we received $50.4 million in cash (net of $29.7 million of cash deconsolidated), a note receivable of $31.9 million, and a 4.5% equity stake in Enjoy. In connection with the transaction, Enjoy assumed control of the Baluma S.A. board and responsibility for management of the Conrad. Upon completion of the transaction, we deconsolidated Baluma S.A. from our financial statements and began accounting for Baluma S.A. as an investment in non-consolidated affiliates utilizing the equity method of accounting. The $31.9 million note receivable was paid by Enjoy on October 15, 2014.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Suffolk Investment
Between 2011 and 2013, we invested $101.9 million in Sterling Suffolk, the owner of Suffolk Downs racecourse in East Boston, Massachusetts. This investment was comprised of a $41.9 million convertible preferred equity investment and a $60.0 million common equity ownership in Sterling Suffolk, recorded as an intangible asset representing the right to manage a potential future gaming facility. On October 18, 2013, Caesars agreed to withdraw its application as a qualifier in Massachusetts. In December 2013, we entered into a termination and release agreement with Sterling Suffolk (“Suffolk Agreement”), pursuant to which we terminated several agreements between us and Sterling Suffolk. Based on this termination and on our assessment of the recoverability of the investment, in the fourth quarter of 2013 we recorded an impairment charge totaling $101.9 million, the full amount of our cash investment. As part of the Suffolk Agreement, we agreed to place our common equity interest into a divestiture trust, and our convertible preferred interest was redeemed in exchange for a $28.5 million promissory note (“Suffolk Note”).
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
Property Closures
Showboat Atlantic City
Showboat Atlantic City casino closed effective August 31, 2014. As a result of our decision to close this property, we recorded a $4.8 million charge in the second quarter of 2014 for accrued severance costs and an additional $15.8 million charge related to exit costs in the three months ended September 30, 2014. We have presented the operations of Showboat Atlantic City as discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented.
Harrah's Tunica
Harrah’s Tunica casino closed effective June 2, 2014. We recorded intangible and tangible asset impairment charges totaling $65.0 million during the first quarter of 2014 as a result of our impairment testing. In the second quarter of 2014, we recorded a charge of approximately $10.9 million related to exit costs associated with the closure of this casino. We have presented the operations of the Harrah's Tunica casino as discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented.
Golden Nugget
In February 2014, we permanently closed the Golden Nugget casino in London. As a result, in the first quarter of 2014 we recorded charges of $1.7 million related to the impairment of intangible and tangible assets and $13.1 million related to exit costs. As of September 30, 2014, $10.2 million remains accrued for exit-related costs. We have presented the operations of the Golden Nugget casino as discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented.
Alea Leeds
In March 2013, we permanently closed our Alea Leeds casino in England. As a result of the closure, during the nine months ended September 30, 2013, we recorded charges of $5.7 million related to the write-down of tangible and intangible assets, net of currency translation adjustment, and $15.8 million related to exit costs, primarily related to non-cancellable contract costs of $15.1 million. As of September 30, 2014, $16.7 million remains accrued for exit-related costs. We have presented the operations of Alea Leeds as discontinued operations in the Consolidated Condensed Statements of Operations for all periods presented.
During the three and nine months ended September 30, 2014, loss from discontinued operations, net of income taxes, was $48.0 million and $149.0 million, respectively, which was primarily related to our closure of Showboat Atlantic City, Harrah's Tunica in Mississippi and the Golden Nugget casino in London compared with $99.4 million and $124.9 million during the three and nine months ended September 30, 2013, respectively, which also included the impact of the closure of the Alea Leeds casino.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net revenues
Showboat Atlantic City	$33.5	$58.3	$115.4	$157.8
Harrah's Tunica	—	31.9	46.4	99.9
Golden Nugget	—	2.4	1.2	7.6
Total net revenues	$33.5	$92.6	$163.0	$265.3

Pre-tax income/(loss) from operations
Showboat Atlantic City	$(23.7)	$1.7	$(36.2)	$9.3
Harrah's Tunica	(22.8)	(120.7)	(116.1)	(130.4)
Golden Nugget	(0.3)	(0.7)	(16.0)	(1.6)
Alea Leeds	(0.5)	(0.5)	(1.5)	(23.4)
Other discontinued operations	—	15.3	—	14.9
Total pre-tax loss from discontinued operations	$(47.3)	$(104.9)	$(169.8)	$(131.2)

Income/(loss), net of income taxes
Showboat Atlantic City	$(24.5)	$0.5	$(15.3)	$7.6
Harrah's Tunica	(22.7)	(111.0)	(116.1)	(119.7)
Golden Nugget	(0.3)	(0.7)	(16.1)	(1.6)
Alea Leeds	(0.5)	(0.5)	(1.5)	(23.4)
Other discontinued operations	—	12.3	—	12.2
Total loss from discontinued operations, net of income taxes	$(48.0)	$(99.4)	$(149.0)	$(124.9)

Other Property Matters
Iowa Dog Racing Legislation
As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation ("Iowa Dog Racing Legislation") requires that we pay a total of $65.0 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning in January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The liability related to the exit costs was $41.4 million as of September 30, 2014.
Note 5 — Property Transaction with CGP LLC
CGP LLC is a joint venture between Caesars Acquisition Company ("CAC") and subsidiaries of Caesars Entertainment. CAC directly owns 100% of the voting membership units of CGP LLC, and subsidiaries of Caesars Entertainment own 100% of the non-voting membership units.
Property Transaction with CGP LLC
In May 2014, we sold to CGP LLC (hereafter collectively referred to as the "CGP LLC Property Transaction"):

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(i)	Our subsidiaries that owned the assets comprising of The Cromwell, The LINQ Hotel & Casino, Bally’s Las Vegas, and Harrah’s New Orleans (collectively the "Properties");

(ii)	50% of the ongoing management fees and any termination fees payable under property management agreements to be entered between us and the owners of each of the Properties; and

(iii)	Certain intellectual property that was specific to each of the Properties.
In May 2014, we completed the CGP LLC Property Transaction for an aggregate purchase price of $2,000.0 million, minus assumed debt and other customary closing adjustments. The debt assumed consisted of the $185.0 million Cromwell Credit Facility described in Note 9, "Debt." Because this debt was assumed by CGP LLC, we no longer are required to service this debt and it is not included in long-term debt in our Consolidated Condensed Balance Sheets as of September 30, 2014.
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
In addition to the above, the agreements governing the CGP LLC Property Transaction also provide that CEC and we will indemnify CGP LLC for certain obligations, including:

(i)	the failure of CEC and us to perform or fulfill any of our covenants or breach any of our representations and warranties under the agreements;

(ii)	new construction and renovation of the LINQ Hotel of up to 15% of amounts in excess of $223.1 million;

(iii)
completion guarantee of up to $20.0 million for remaining construction costs for The Cromwell. During the third quarter 2014, the Company paid $20.0 million to CGP LLC related to this guarantee under the terms of the agreement; and

(iv)	certain other agreed upon matters.
Because this sale was made between parties under common control, the difference between the book value of the assets sold and the fair value of consideration received has been recorded as "Impact of Sale of Properties to Affiliate" within our Consolidated Condensed Statements of Stockholders' Equity/(Deficit). We have de-recognized the sold assets and liabilities from our Consolidated Condensed Balance Sheets as of the date of sale for each property, which was May 5, 2014 for The Cromwell, The LINQ Hotel & Casino, and Bally’s Las Vegas and was May 20, 2014 for Harrah’s New Orleans. Accordingly, we have not reclassified the historical results of operations as discontinued operations. The book value of assets sold and liabilities transferred were $2,275.2 million and $284.9 million, respectively.
Note 6 — Property and Equipment, Net

(In millions)	September 30, 2014	December 31, 2013
Land and land improvements	$2,685.3	$4,042.7
Buildings, riverboats, and improvements	3,855.5	4,458.0
Furniture, fixtures, and equipment	1,689.1	1,791.4
Construction in progress	95.2	684.8
	8,325.1	10,976.9
Less: accumulated depreciation	(2,084.9)	(2,124.5)
	$6,240.2	$8,852.4
Depreciation expense is included in depreciation and amortization, corporate expense, and income from discontinued operations, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Depreciation expense	$114.2	$101.3	$298.9	$329.8

Tangible Asset Impairments
We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. We have experienced deteriorating gaming volumes at properties in certain of our markets and, as a result, we continue to evaluate our options regarding participation in certain markets. As a result of our evaluations, we have closed three properties during 2014, as described in Note 4, "Dispositions, Divestitures, and Other Property Matters." We also test properties or asset groups for impairment when those assets are more likely than not to be disposed of by sale or other means or when we identify evidence of deteriorating market values of assets in a region.
With the help of a third-party valuation firm, we estimated the fair value of the property starting with a "Replacement Cost New" approach, and then deducted appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimate. This analysis is sensitive to management assumptions and the estimates of the obsolescence factors, and increases or decreases in these assumptions and estimates would have a material impact on the analysis.
During the three and nine months ended September 30, 2014, we recorded tangible asset impairment charges related to continuing operations totaling $50.4 million and $54.8 million, respectively. During the third quarter of 2014, as a result of a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets, the Company determined it was necessary to perform an assessment for impairment for certain of its properties. As a result of this assessment, we recorded a tangible asset impairment charge of $50.4 million.
Additionally, during the nine months ended September 30, 2014, we recorded a tangible asset impairment charge of $63.8 million in the first quarter 2014 as a result of our decision to close the Harrah's Tunica casino. This property has been classified as discontinued operations; therefore, the impairment charge has been reflected in loss from discontinued operations on the Consolidated Condensed Statements of Operations.
During the three and nine months ended September 30, 2013, as a result of deteriorating gaming volumes in certain of our markets, the Company determined it was necessary to complete an assessment for impairment for certain of our properties. Upon the failure of step one of the assessment, we performed a valuation of the long-lived assets of the properties. As a result of these assessments, we recorded tangible asset impairments related to continuing operations totaling $500.5 million and $580.4 million, respectively, during the three and nine months ended September 30, 2013, respectively, primarily comprised of $499.2 million recorded during the third quarter related to certain of our Atlantic City properties.
Additionally, as a result of this assessment, during the third quarter of 2013, we recorded a tangible asset impairment charge of $114.8 million related to Harrah's Tunica. This property has been classified as discontinued operations; therefore, the impairment charge has been reflected in loss from discontinued operations on the Consolidated Condensed Statements of Operations.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 7 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill

(In millions)	Gross	Accumulated Impairment	Net
Balance at December 31, 2013	$5,389.3	$(4,118.1)	$1,271.2
Impairments	—	(181.3)	(181.3)
Transfer of assets to CGP LLC	(336.4)	—	(336.4)
Balance at September 30, 2014	$5,052.9	$(4,299.4)	$753.5
During the third quarter of 2014, as a result of a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets, we performed an interim impairment assessment of goodwill related to certain of our properties, which resulted in preliminary impairment charges of $181.3 million. We are not able to finalize our impairment assessment until such time as we finalize fair value determinations, which we expect to complete during the fourth quarter of 2014. For our preliminary assessment, we determined the estimated fair value of each reporting unit as a function, or multiple, of EBITDA, combined with estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluated the aggregate fair value of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization as of September 30, 2014. Both EBITDA multiples and discounted cash flows are common measures used to value and buy or sell businesses in our industry.
During the third quarter of 2013, as a result of reduced projections within our long-term operating plan, we recorded goodwill impairment charges of $112.3 million.
Changes in Carrying Value of Intangible Assets Other Than Goodwill

(In millions)	Amortizing	Non-Amortizing	Total
Balance at December 31, 2013	$315.7	$2,589.1	2,904.8
Impairments	(1.2)	(182.6)	(183.8)
Amortization expense	(39.9)	—	(39.9)
Transfer of assets to CGP LLC	(115.2)	—	(115.2)
Other	3.9	(4.2)	(0.3)
Balance at September 30, 2014	$163.3	$2,402.3	$2,565.6
During the third quarter of 2014, as a result of a decline in recent performance and downward adjustments to expectations of future performance in certain of our markets, the Company determined it was necessary to perform an assessment for impairment for certain of its non-amortizing intangible assets. Based on this assessment, we recorded impairment charges totaling $156.6 million related to gaming rights.
Additionally, during the first and second quarters of 2014, as a result of declining financial results in certain of our markets, we recorded impairment charges totaling $12.0 million related to certain gaming rights and $13.4 million related to trademarks.
During the three and nine months ended September 30, 2013, we recorded intangible asset impairment charges of $183.1 million and $206.1 million, respectively. The $183.1 million impairment charges recorded during the three month period was comprised of $86.6 million related to certain gaming rights and $96.5 million related to trademarks. The $206.1 million impairment charges recorded during the nine month period was comprised of $109.6 million related to certain gaming rights and $96.5 million related to trademarks.
We determine the estimated fair values of our non-amortizing intangible assets by primarily using the Relief From Royalty Method and Excess Earnings Method under the income approach.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	September 30, 2014				December 31, 2013
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Customer relationships	5.9	$372.0	$(222.8)	$149.2	$583.7	$(317.8)	$265.9
Contract rights	2.0	82.2	(79.9)	2.3	82.6	(78.5)	4.1
Developed technology	1.6	69.8	(58.0)	11.8	69.8	(51.5)	18.3
Gaming rights	0.0	—	—	—	42.8	(15.4)	27.4
Trademarks	0.0	3.8	(3.8)	—	—	—	—
		$527.8	$(364.5)	163.3	$778.9	$(463.2)	315.7
Non-amortizing intangible assets
Gaming rights				951.3			1,120.3
Trademarks				1,451.0			1,468.8
				2,402.3			2,589.1
Total intangible assets other than goodwill				$2,565.6			$2,904.8
Estimated annual amortization expense for each of the five years from 2015 through 2019 is $37.3 million, $30.2 million, $22.5 million, $22.5 million, and $12.8 million, respectively.

Note 8 — Detail of Accrued Expenses

	As of September 30,	As of December 31,
(In millions)	2014	2013
Payroll and other compensation	$133.7	$180.3
Self-insurance claims and other employee benefit liabilities	52.9	42.2
Advance deposits	131.5	157.4
Accrued taxes	129.0	105.6
Total Rewards liability	46.1	50.1
Derivative instruments	45.1	—
Other accruals	267.4	274.0
Total accrued expenses	$805.7	$809.6

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 9—Debt

(Dollars in millions)	Final Maturity	Rate(s)	Face Value	Book Value	Face Value	Book Value
		September 30, 2014			December 31, 2013
Credit Facilities
Term Loans B1 - B3 (5)	2015	5.25%	$—	$—	$29.0	$29.0
Term Loan B4	2016	10.50%	376.7	359.6	959.8	948.1
Term Loan B5	2017	5.95%	937.6	917.0	991.9	989.3
Term Loan B6	2017	6.95%	2,298.8	2,227.0	2,431.9	2,399.9
Term Loan B7 (1)	2017	9.75%	1,745.6	1,641.3	—	—
Secured Debt
Senior Secured Notes	2017	11.25%	2,095.0	2,071.5	2,095.0	2,066.4
Senior Secured Notes	2020	8.50%	1,250.0	1,250.0	1,250.0	1,250.0
Senior Secured Notes	2020	9.00%	3,000.0	2,958.8	3,000.0	2,954.5
Second-Priority Senior Secured Notes	2018	12.75%	750.0	744.7	750.0	743.9
Second-Priority Senior Secured Notes	2018	10.00%	4,502.1	2,572.4	4,528.1	2,433.2
Second-Priority Senior Secured Notes (5)	2015	10.00%	3.8	3.4	214.8	187.7
Chester Downs Senior Secured Notes	2020	9.25%	330.0	330.0	330.0	330.0
Cromwell Credit Facility (2)	2019	11.00%	—	—	185.0	179.8
Capitalized Lease Obligations	to 2017	various	20.0	20.0	16.7	16.7
Subsidiary-Guaranteed Debt (3)
Senior Notes	2016	10.75%	478.6	478.6	478.6	478.6
Senior PIK Toggle Notes	2018	10.75%/11.50%	16.5	16.5	14.7	14.7
Unsecured Senior Debt
5.625% (5)	2015	5.625%	—	—	791.8	713.3
6.5%	2016	6.50%	296.7	265.6	573.2	490.1
5.75%	2017	5.75%	233.3	189.9	538.8	419.0
Floating Rate Contingent Convertible Senior Notes	2024	0.24%	—	—	0.2	0.2
Other Unsecured Borrowings
Special Improvement District Bonds	2037	5.30%	46.9	46.9	62.9	62.9
Note payable to Caesars Entertainment (4)	2017	3.15%	—	—	285.4	285.4
Note payable to Caesars Entertainment (4)	2019	11.00%	—	—	15.4	15.4
Other	2016 - 2021	various	33.6	33.6	45.9	45.9
Total Debt			18,415.2	16,126.8	19,589.1	17,054.0
Current portion of long-term debt			(82.1)	(82.1)	(113.4)	(113.4)
Long-term debt			$18,333.1	$16,044.7	$19,475.7	$16,940.6
_________________

(1)	The Term Loan B7 has a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of our Term Loan B5 and Term Loan B6 remain outstanding on such date.

(2)
The property that secured this debt was sold to CGP LLC in May 2014. As part of this transaction, CGP LLC assumed this debt. See Note 5, "Property Transaction with CGP LLC," and Cromwell Credit Facility below in footnote (4).

(3)	Guaranteed by certain wholly owned subsidiaries of CEOC.

(4)	Repaid in the second quarter 2014. See "Notes Payable to Caesars Entertainment" of Note 9, "Debt."

(5)	Repaid in the third quarter 2014. See "Repayment of 2015 maturities" of Note 9, "Debt."
As of September 30, 2014 and December 31, 2013, book values of debt are presented net of unamortized discounts of $2,288.4 million and $2,535.1 million, respectively.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of September 30, 2014, our outstanding debt had a fair value of $11,852.0 million and a carrying value of $16,126.8 million. We calculated the fair value of the debt based on borrowing rates available as of September 30, 2014, for debt with similar terms and maturities, and based on market quotes of our publicly traded debt. We classify the fair value of debt within level 1 and level 2 in the fair value hierarchy.
The following table summarizes the contractual maturities of the face value of our long-term debt as of September 30, 2014.

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$30.6	$83.3	$1,229.6	$7,318.9	$5,127.4	$4,625.4	$18,415.2

Current Portion of Long-Term Debt

The current portion of long-term debt as of September 30, 2014 is $82.1 million and primarily includes $35.9 million on the 10.0% Second-Priority Senior Secured Notes due 2018; current capitalized lease and other obligations of $27.3 million; quarterly payments totaling $17.5 million on the Term Loan B7 and $1.2 million on the Special Improvement District Bonds.
Notes Payable to Caesars Entertainment
We have a credit facility with Caesars Entertainment pursuant to which Caesars Entertainment will make one or more unsecured loans to us in a maximum principal amount not to exceed $1.0 billion outstanding at any time. The entire outstanding amount, plus any accrued and unpaid interest, matures November 2017, and bears interest at a rate per annum equal to LIBOR, as defined in the credit agreement, plus 3.0%. Interest is payable quarterly in arrears or, at our election, such interest may be added to the loan balance owed to Caesars Entertainment. During the second quarter of 2014, we entered into an amended and restated credit agreement with Caesars Entertainment, pursuant to which we repaid the then outstanding balance under the credit agreement of $260.4 million ("Repayment Amount"). Under the terms of the amended and restated credit agreement, upon request and without constraint, we can re-borrow from Caesars Entertainment a maximum principal amount not to exceed the Repayment Amount outstanding at any time. Additionally, loans in excess of the Repayment Amount but not to exceed a cumulative $1.0 billion outstanding at any time may be made to us at the sole discretion of Caesars Entertainment.
There were no amounts outstanding under the agreement at September 30, 2014. There was $285.4 million outstanding under the agreement as of December 31, 2013.
In addition, a $15.4 million note payable to Caesars Entertainment partially funded the Cromwell renovation.  This note was repaid in full to CEC in conjunction with the May 2014 transaction described in Note 5, "Property Transaction with CGP LLC."
Long-Term Debt, Recent Activity
2014 Activity
In June 2014, we completed the offering of $1,750.0 million of incremental term loans ("Incremental Term Loans" or "Term Loan B7") due March 1, 2017, with a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of our Term Loan B5 or Term Loan B6 remain outstanding on such date. The Incremental Term Loans were incorporated into the Credit Facilities, as amended. We used the net cash proceeds from the Incremental Term Loans to complete the repayment of 2015 maturities and reduced certain outstanding term loans, as described below.
The Term Loan B7 requires scheduled quarterly repayments of approximately $4.4 million that began in the third quarter of 2014.
Repayment of 2015 Maturities
In July 2014, we completed a cash tender offer for any and all of the $791.8 million aggregate principal amount outstanding of our 5.625% Senior Notes due 2015. We received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes. In addition, pursuant to note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC and other debt redemptions, we purchased an additional $747.4 million in aggregate principal amount of the 5.625% Notes. Consideration for the purchase of these notes was $830.3 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $52.6 million on the 5.625% Notes.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

We also completed a cash tender offer for any and all of the $190.0 million aggregate principal amount outstanding of our 10.00% Second-Priority Senior Secured Notes due 2015. We received tenders from the holders of $103.0 million aggregate principal amount of the 10.00% Notes. In addition, pursuant to note purchase agreements, we purchased an additional $83.2 million in aggregate principal amount of the 10.00% Notes. Consideration for the purchase of these notes was $190.9 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $13.5 million on the 10.00% Notes.
As a result of the tender offers, note purchases and other debt redemptions, we retired 100.0% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes.
Repayments of Certain Term Loans
In connection with the assumption of the Incremental Term Loans and the consummation of the amendment to the Credit Facilities, the Company repaid $794.6 million in certain term loans as follows: $16.4 million in aggregate principal of the Term Loan B1; $12.6 million in aggregate principal of the Term Loan B3; $578.2 million in aggregate principal of the Term Loan B4; $54.3 million in aggregate principal of the Term Loan B5; and $133.1 million in aggregate principal of the Term Loan B6 held by consenting lenders at par under the existing Credit Facilities. As a result of these repayments, we recognized a loss on early extinguishment of debt of $22.2 million.
2013 Activity
In January and February 2013, we converted $133.9 million aggregate principal amount of original maturity revolver commitments held by consenting lenders to Term Loan B6 and terminated $133.9 million principal amount of revolving commitments of extending lenders.
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
Senior Notes Activity
In February 2013, the Company completed the offering of $1,500.0 million aggregate principal amount of 9% senior secured notes due 2020. We used $1,433.3 million of the proceeds to repay a portion of the existing term loans under the Credit Facilities at par. As a result of these repayments, we recognized a loss on early extinguishment of debt of $29.4 million during the first quarter of 2013.
Our Senior Secured Notes, including the Second-Priority Senior Secured Notes, and our unsecured debt, which is fixed-rate debt, have semi-annual interest payments.
Cromwell Credit Facility
In November 2012, we entered into a $185.0 million, seven-year senior secured credit facility bearing interest at LIBOR plus 9.75% with a LIBOR floor of 1.25% (the "Cromwell Credit Facility") to fund the renovation of The Cromwell (formerly Bill's Gamblin' Hall & Saloon). This credit facility was assumed in May 2014 by CGP LLC in conjunction with the sale of The Cromwell to CGP LLC from CEOC. See Note 5, "Property Transaction with CGP LLC."

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Facilities
We have certain senior secured credit facilities (the "Credit Facilities") that we entered into in connection with the Acquisition and have amended multiple times, with the most recent amendment being July 25, 2014. This financing is neither secured nor guaranteed by Caesars Entertainment or its other direct subsidiaries.
As of September 30, 2014, the Credit Facilities provide for senior secured financing of up to $5,464.8 million, consisting of (i) senior secured term loan facilities in an aggregate principal amount of $5,358.7 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $106.1 million, including both a letter of credit sub-facility and a swingline loan sub-facility. There were no amounts outstanding under the revolving credit facility at September 30, 2014 or during the year ended December 31, 2013. As of September 30, 2014, the senior secured term loans are comprised of $376.7 million maturing October 2016, and $4,982.0 million, which requires scheduled quarterly payments of approximately $4.4 million, with the balance of $4,942.6 million due at maturity in March 2017. As of September 30, 2014, $106.1 million of the revolving credit facility matures January 2017 and $98.3 million is committed to outstanding letters of credit. After consideration of the letter of credit commitments, $7.8 million of additional borrowing capacity was available to the Company under its revolving credit facility as of September 30, 2014.

	Interest Rates
	Contractual	As of September 30, 2014
		Type	Base Rate	Applicable Margin
Term Loan B4	Greater of (i) current LIBOR or (ii) 2.0%, each plus an applicable margin	LIBOR	2.00%	850 basis points
Term Loan B5	Current LIBOR plus an applicable margin	LIBOR	0.20%	575 basis points
Term Loan B6	Current LIBOR plus an applicable margin	LIBOR	0.20%	675 basis points
Term Loan B7	Greater of (i) current LIBOR or (ii) 1.0%, each plus an applicable margin	LIBOR	1.00%	875 basis points
On a quarterly basis, we are required to pay each lender (i) a commitment fee in respect of any unborrowed amounts under the revolving credit facility and (ii) a letter of credit fee in respect of the aggregate face amount of outstanding letters of credit under the revolving credit facility. As of September 30, 2014, the Credit Facilities bore a commitment fee for unborrowed amounts of 100 basis points under the revolving credit facility maturing January 28, 2017.
Our Credit Facilities are secured by a pledge of our capital stock and by substantially all of our existing and future property and assets and our material, wholly-owned domestic subsidiaries, including a pledge of the capital stock of our material, wholly- owned domestic subsidiaries and 65.0% of the voting stock and 100.0% of the nonvoting stock of the first-tier foreign subsidiaries, in each case subject to exceptions. As of September 30, 2014, certain land and the following casino properties have mortgages under the Credit Facilities:
Casino Properties Subject to Mortgage under the Credit Facilities

Bally's Atlantic City	Harrah’s Metropolis	Horseshoe Hammond
Caesars Atlantic City	Harrah’s Reno	Horseshoe Southern Indiana
Caesars Palace Las Vegas	Harrah’s Tunica (a)	Horseshoe Tunica
Harrah’s Council Bluffs	Harveys Lake Tahoe	Showboat Atlantic City (b)
Harrah’s Lake Tahoe	Horseshoe Bossier City	Tunica Roadhouse Hotel & Casino
Harrah’s Louisiana Downs	Horseshoe Council Bluffs
__________________

(a)	Harrah's Tunica casino closed effective June 2, 2014.

(b)	Showboat Atlantic City casino closed effective August 31, 2014.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note Purchase and Support Agreement
In August 2014, CEOC and CEC announced an agreement (the "Note Purchase and Support Agreement") with certain holders (the "Holders") of CEOC’s outstanding 6.50% Senior Notes and 5.75% Senior Notes in connection with a private refinancing transaction (the "Note Transaction"), pursuant to which, among other things, (i) such Holders, representing greater than 51% of each class of the Senior Notes that were held by non-affiliates of CEC and CEOC, agreed to sell to CEC and CEOC an aggregate principal amount of approximately $89.4 million of the 6.50% Senior Notes and an aggregate principal amount of approximately $66.0 million of the 5.75% Senior Notes, (ii) CEC agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate, (iii) CEOC agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate, (iv) CEOC agreed to pay such Holders accrued and unpaid interest in cash and (v) CEC agreed to contribute $426.6 million in aggregate principal ($368.0 million net of discount and accrued interest contributed) of Senior Notes to CEOC for cancellation.
Pursuant to the Note Purchase and Support Agreement, certain of the Holders also (i) agreed to consent to amendments (the "Indenture Amendments") to the terms of the indentures that govern the Senior Notes and to amendments (the "Notes Amendments") to a ratable amount of approximately $82.4 million face amount of the Notes held by such Holders (the "Amended CEOC Notes") and (ii) agreed that for the period from the closing date of the Transaction until the earlier of (1) the 181st day after the closing date of the Transaction and (2) the occurrence of a "credit event" within the meaning of Section 4.2 (Bankruptcy) or 4.5 (Failure to Pay) of the 2003 ISDA definitions, such Holders will consent or approve a restructuring of Notes and Amended CEOC Notes on the terms described below and, subject to certain exceptions, will not transfer their Amended CEOC Notes except to a transferee that agrees to be bound by such agreement. The Indenture Amendments include (A) a consent to the removal and acknowledgment of the termination of the CEC guarantee within the indenture governing the Notes and (B) a modification to the covenant restricting disposition of “substantially all” of CEOC’s assets to measure future asset sales based on CEOC’s assets as of the date of the amendment. The Notes Amendments include provisions that holders of the Amended CEOC Notes will be deemed to consent to any restructuring of Notes and Amended CEOC Notes so long as holders have consented thereto that hold at least 10% of the outstanding 6.50% Senior Notes and 5.75% Senior Notes, as applicable (in each case, not including the Amended CEOC Notes or any Senior Notes held by affiliates of CEOC), the restructuring solicitation is no less favorable to any Holder of Amended CEOC Notes than to any holder of Notes, and certain other terms and conditions are satisfied.
As a result of these repayments, we recognized a loss on early extinguishment of debt of $25.2 million.
The part of the transaction in which CEC agreed to pay Holders or contribute Senior Notes to CEOC for cancellation is accounted for as an increase to Additional Paid-In Capital as disclosed in the Consolidated Condensed Statement of Stockholders' Equity/(Deficit).
In connection with the Transaction, CEOC and CEC also agreed that if no restructuring of CEOC is consummated within 18 months of the closing of the Notes Transaction, subject to certain conditions, CEC will be obligated to make an additional payment to CEOC of $35.0 million.
Restrictive Covenants and Other Matters
Under our Credit Facilities as amended by the Bank Amendment, we are required to satisfy and maintain specified financial ratios. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default.
In July 2014, we announced that we closed amendments to our senior secured credit facilities that, upon their closing, provided for the following:

(i)
a modification of the financial maintenance covenant to increase the SSLR from a ratio of 4.75 to 1.0 to a ratio of 7.25 to 1.0 on a retroactive basis to 2008, accordingly this change is effective for our September 30, 2014 covenant compliance determination;

(ii)
an exclusion of the Incremental Term Loans incurred after March 31, 2014 from the definition of SSLR for purposes of such covenant to bring the maximum amount of senior notes excluded for SSLR covenant purposes from $3,700.0 million to $5,450.0 million;

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

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of September 30, 2014, we believe that we were in compliance with the terms and conditions of all of our loan agreements, including the Credit Facilities and indentures, as described above, after giving effect to the Bank Amendment, which increased the allowable SSLR to 7.25 to 1.0 from 4.75 to 1.0. The SSLR is the ratio of our senior first priority secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted. This ratio excludes up to $5,450.0 million of first priority senior secured notes, including the Incremental Term Loans, and up to $350.0 million aggregate principal amount of consolidated debt of subsidiaries that are not wholly owned. This ratio also reduces the amount of senior first priority secured debt by the amount of our unrestricted cash on hand, which was $1,479.9 million as of September 30, 2014. As of September 30, 2014, our SSLR was 4.88 to 1.0. Based upon our current operating forecast, we have a significant amount of room available under our SSLR covenant and believe that we will continue to be in compliance with the SSLR during the foreseeable future.
If we were to exceed the SSLR, which could be an event of default under our Credit Facilities, as amended, under certain circumstances, we are allowed to apply any cash contributions received from CEC as an increase to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted, in order to cure any breach.
While we believe we were in compliance with the terms and conditions of all of our loan agreements, including the Credit Facilities and indentures as of September 30, 2014, we are continuing to review certain previously disclosed allegations of default regarding the pledge of commercial tort claims. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions, or cause an event of default.
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
The indentures governing our secured notes limit our ability and the ability of our restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting its restricted subsidiaries; (vi) create liens on certain assets to secure debt; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (viii) enter into certain transactions with its affiliates. Subject to certain exceptions, the indentures governing the secured notes will permit CEOC and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In May 2014, Caesars Entertainment sold 68.1 (68,100 shares on a post-split basis) of its shares of our unregistered common stock to certain qualified institutional buyers, which represented 5% of its ownership interest in CEOC. Caesars Entertainment received an aggregate purchase price of $6.2 million for the sold shares. Our shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of our outstanding secured and unsecured notes was automatically released, pursuant to the terms of the indenture. We did not incur any expenses in connection with, and did not receive any proceeds from this sale.
Also in May 2014, subsequent to the sale described above, we effected a 1,000-for-1 split of our common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. Additionally, as described in Note 18, "Stock-Based Compensation," during the second quarter, we granted 86,936 shares of CEOC common stock to employees.
As of September 30, 2014, we had 1.4 million shares issued and outstanding.
Reclassifications out of Accumulated Other Comprehensive Loss ("AOCL")
We reclassified immaterial amounts from AOCL into operating expense during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we reclassified $4.1 million from AOCL to expense within write-downs, reserves, and project opening costs, net of recoveries and $2.2 million from AOCL to loss from discontinued operations. In addition, we reclassified $2.5 million from AOCL as an increase to interest expense. There were no such reclassifications during the three months ended September 30, 2013.
Note 11 — Casino Promotional Allowances
The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as casino promotional allowances. The estimated retail value of such casino promotional allowances is included in casino expenses.
Estimated Retail Value of Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Food and beverage	$89.8	$105.3	$282.1	$313.9
Rooms	51.0	71.5	162.5	206.4
Other	16.5	18.4	49.4	55.1
	$157.3	$195.2	$494.0	$575.4
Estimated Cost of Providing Casino Promotional Allowances

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Food and beverage	$72.4	$80.5	$226.9	$238.9
Rooms	20.6	25.5	63.3	75.6
Other	11.1	10.3	28.9	25.9
	$104.1	$116.3	$319.1	$340.4
Note 12 — Write-downs, Reserves, and Project Opening Costs, net of Recoveries

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Write-downs, reserves, and project opening costs, net of recoveries	$2.8	$11.5	$61.9	$38.6
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

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As described in Note 4, "Dispositions, Divestitures, and Other Property Matters," we recognized a $41.4 million liability as a result of the new Iowa Dog Racing Legislation. We also incurred demolition costs associated with our renovation of certain properties. Costs incurred during the nine months ended September 30, 2013, primarily related to a previously halted development project and land lease obligations in Biloxi, Mississippi.
Note 13 — Income Taxes
Income Tax Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Income tax benefit/(provision) applicable to:
Loss from continuing operations, before income taxes	$168.6	$173.3	$424.0	$449.2
Discontinued operations	(0.7)	5.5	20.8	6.3
Other comprehensive income/(loss)	0.1	(0.6)	—	(0.7)
Effective tax rate	16.9%	15.2%	22.0%	22.4%
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
The effective tax rate benefit for the three months ended September 30, 2014 and 2013 were unfavorably impacted by nondeductible goodwill impairments and an increase in the federal valuation allowance against losses from continuing operations that were not tax benefitted.
The effective tax rate benefit for the nine months ended September 30, 2014 was unfavorably impacted by nondeductible goodwill impairments and an increase in the federal valuation allowance against 2014 losses from continuing operations that were not tax benefitted, partially offset by a tax benefit from the reversal of uncertain state tax positions. The effective rate benefit for the nine months ended September 30, 2013 was unfavorably impacted by an increase in the federal valuation allowances against 2013 losses from continuing operations that were not tax benefitted, partially offset by a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the first quarter of 2013 which was retroactive to December 2012.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

(In millions)	Year Ended December 31, 2013
Deferred tax assets:
State net operating losses	$257.1
Foreign net operating losses	22.6
Federal net operating loss	1,512.7
Compensation programs	127.9
Allowance for doubtful accounts	69.1
Self-insurance reserves	7.9
Accrued expenses	40.5
Federal tax credits	27.0
Federal indirect tax benefits of uncertain state tax positions	23.6
Outside basis difference in foreign subsidiaries	—
Deferred revenue	38.9
Capital loss carryover	136.4
Investment in non-consolidated affiliates	31.8
Other	13.2
Subtotal	2,308.7
Less: valuation allowance	1,255.3
Total deferred tax assets	1,053.4
Deferred tax liabilities
Depreciation and other property-related items	789.3
Deferred cancellation of debt income and other debt-related items	1,163.1
Management and other contracts	—
Intangible assets	983.4
Prepaid expenses	16.7
Investments in non-consolidated affiliates	—
Total deferred tax liabilities	2,952.5
Net deferred tax liability	$1,899.1
Deferred Tax Assets and Liabilities Presented in our Consolidated Balance Sheets

(In millions)	As of December 31, 2013
Assets:
Deferred income taxes (current)	$1.3
Liabilities:
Liabilities held for sale (non-current)	—
Deferred income taxes (current)	288.4
Deferred income taxes (non-current)	1,612.0
Net deferred tax liability	$1,899.1

As described in Note 1, "Organization and Basis of Presentation," we elected to restate previously reported amounts in this filing to correct the tax impact of the sale of The LINQ and Octavius Tower in October 2013. We also revised our temporary differences for a change in our application of the separate return tax allocation method to affiliate transactions related to our debt. These revisions resulted in a net increase in our previously reported net deferred tax liability of $22.8 million as of December 31, 2013, which consists of the following changes that management concluded were not material:

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	Decrease in Federal net operating loss of $180.6 million

•	Increase in depreciation and other property-related items of $78.8 million

•	Decrease in valuation allowance of $82.0 million

•	Decrease in deferred cancellation of debt income and other debt-related items of $156.6 million

•	Increase in intangible assets of $2.0 million
As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $2.4 million if and when such deferred tax assets are ultimately realized. The Company uses ASC Topic 740, Income Taxes ("ASC Topic 740"), ordering when determining when excess tax benefits have been realized.
As of December 31, 2013, the Company had federal net operating loss ("NOL") carryforwards of $4,302.6 million. These NOLs will begin to expire in 2029. The federal NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to the application of ASC Topic 740, the federal NOL carryforwards reflected in the income tax returns, as filed, are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. In addition, the Company had federal general business tax credit carryforwards of $19.8 million, which will begin to expire in 2029. As of December 31, 2013, the Company's analysis has shown that the future reversal of its U.S. federal deductible temporary differences could exceed the future reversal of its U.S. federal taxable temporary differences. As such, the Company has provided a valuation allowance against its federal deferred tax assets for such excess with a corresponding reduction of federal income tax benefit on its Consolidated Condensed Statements of Operations.
NOL carryforwards for the Company’s subsidiaries for state income taxes were $6,608.2 million as of December 31, 2013. The state NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years. Due to the application of ASC Topic 740, they are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes. We believe that it is more likely that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $306.7 million on the deferred tax assets relating to these NOL carryforwards and other state deferred tax assets which more likely will not be realized. We anticipate that state NOLs in the amount of $22.7 million will expire in 2014. The remainder of the state NOLs will expire between 2015 and 2032.
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
We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We have accrued balances of approximately $53.0 million for the payment of interest and penalties as of December 31, 2013. Included in the balances of unrecognized tax benefits as of December 31, 2013, are approximately $84.0 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2013, the tax years prior to 2010 are no longer subject to examination for U.S federal, foreign and state income tax purposes as the statutes of limitations have lapsed.

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

Our assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 (EBITDA multiples and discount rates) and Level 3 (forecasted cash flows) inputs. See Note 2, "Summary of Significant Accounting Policies" , for more information on the application of the use of fair value methodology to measure goodwill and other intangible assets.
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
Interest Rate Swap Agreements
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments, and none of our swaps are designated as accounting hedges. We had eight interest rate swap agreements outstanding with notional amounts totaling $5,750.0 million as of September 30, 2014 and December 31, 2013. These interest rate swaps reset monthly or quarterly and expire on January 25, 2015. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. Changes in the variable interest rates to be paid or received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows. Changes in the fair value of the swap agreements are recognized in interest expense.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Impact on Consolidated Condensed Financial Statements
None of our derivative instruments are offset, and the fair values of assets and liabilities are recognized in the Consolidated Condensed Balance Sheets.
Fair Value of Derivative Instruments

(In millions)	Balance	Level 1	Level 2	Level 3
September 30, 2014
Accrued expenses and other current liabilities:
Derivative instruments	$(45.1)	$—	$(45.1)	$—

December 31, 2013
Deferred credits and other:
Derivative instruments	$(165.9)	$—	$(165.9)	$—
Effect of Non-designated Derivative Instruments on Net Loss

(In millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Activity	Location of Loss	2014	2013	2014	2013
Net periodic cash settlements and accrued interest (1)	Interest expense	$44.8	$43.4	$132.5	$128.3
Total expense related to derivatives	Interest expense	2.9	9.3	11.8	24.8
___________________

(1)	The derivative settlements under the terms of the interest rate swap agreements are recognized as interest expense and are paid monthly or quarterly.
Items Measured at Fair Value on a Non-recurring Basis
The following table shows the fair value of our assets and liabilities that are required to be measured at fair value as of September 30, 2014 and December 31, 2013, and the total adjustments recorded on these items during the periods then ended:

(In millions)	Balance	Level 1	Level 2	Level 3	Year to Date Adjustments
September 30, 2014
Intangible and tangible assets	$370.1	$—	$—	$370.1	$400.2

December 31, 2013
Intangible and tangible assets	$146.0	$—	$—	146.0	$1,438.2
Assets held for sale, net	$11.9	$—	$—	$11.9	$25.3
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

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Noteholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants on September 23, 2014. On September 24, 2014, the parties agreed to stay discovery until a decision on the motion to dismiss is issued on this action.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage the CEC or CEOC. Defendants filed motions to dismiss this action on October 15, 2014. The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action.
On September 3, 2014, holders of approximately $21.0 million of CEOC Senior Notes due 2016 and 2017 filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Notes (on the other hand) impaired their own rights under the Senior Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present, filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. CEC believes the lawsuits are without merit and will defend itself vigorously. Both lawsuits have been assigned to the same judge and CEC's and CEOC's initial response to both complaints was filed on November 12, 2014.
Obligations
The following tables present our known contractual obligations, including those related to long-term debt obligations, capital lease obligations, operating lease obligations, other long-term liabilities, and purchase obligations that are under agreements which are enforceable and legally binding and have fixed or minimum quantities to be purchased. For those commitments that have had material changes during 2014, they are presented as of September 30, 2014. For those commitments that have not materially changed during 2014, they are presented as of December 31, 2013.
There have been material changes in the course of business from December 31, 2013 to September 30, 2014, as outlined in the Modified Contractual Obligations and as described in these Notes to Consolidated Condensed Financial Statements.

Modified Contractual Obligations	Payments due by Period as of September 30, 2014
(In millions)	Total	Less than 3 months	Years 2015 and 2016	Years 2017 and 2018	Year 2019 and thereafter
Debt, face value	$18,415.2	$30.6	$1,312.9	$12,446.3	$4,625.4
Estimated interest payments (b)	6,756.9	510.2	3,455.4	2,156.8	634.5
Octavius Tower lease payments (e)	405.0	8.8	70.0	70.0	256.2
	$25,577.1	$549.6	$4,838.3	$14,673.1	$5,516.1

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

There have been no material changes outside the ordinary course of business from December 31, 2013 to September 30, 2014 for the Contractual Obligations.

Contractual Obligations (a)	Payments due by Period as of December 31, 2013
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$16.7	$10.9	$5.8	$—	$—
Operating lease obligations	912.0	53.7	99.0	93.2	666.1
Purchase order obligations	107.6	107.6	—	—	—
Community reinvestments	70.7	6.1	12.2	12.5	39.9
Construction commitments	158.0	158.0	—	—	—
Entertainment obligations (c)	164.2	56.3	43.2	37.8	26.9
Letters of credit	100.5	100.5	—	—	—
Minimum payments to tribes (d)	144.3	13.8	43.0	46.5	41.0
Other contractual obligations	374.4	89.9	106.4	34.0	144.1
	$2,048.4	$596.8	$309.6	$224.0	$918.0
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

(e)
As described in Note 5, "Property Transaction with CGP LLC," we sold The LINQ to CGP LLC on May 5, 2014; accordingly, the annual lease payments of $15.0 million through April 25, 2026 are no longer our responsibility and have been assumed by CGP LLC.

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

Casino	Location	Expiration of Management Agreement
Harrah’s Resort Southern California	near San Diego, California	November 2019
Harrah’s Ak-Chin	near Phoenix, Arizona	July 2015
Harrah’s Cherokee	Cherokee, North Carolina	November 2018
Harrah’s Ak-Chin
An Amended and Restated Management Agreement is being negotiated and we expect will be submitted to the NIGC for review in November 2014 and we anticipate approval prior to the end of July 2015. The current agreement expires on December 31, 2014, but will be extended to July 2015. The effective date of the Amended and Restated Management Agreement is to be determined and based on when the NIGC ultimately approves it.  Upon approval, the Amended and Restated Management Agreement will have a term of five years. There can be no assurance that we will reach an agreement on the terms of an Amended and Restated Management Agreement and/or obtain NIGC approval and if we fail to do so, we will lose our ability to manage this casino.

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
In December 2013, we received a letter from Hilton notifying us that all final court rulings have been rendered in relation to this matter. We were subsequently informed that our obligation under the Allocation Agreement was approximately $53.5 million, and that approximately $18.5 million relates to contributions for historical periods and approximately $35.0 million relates to estimated future contributions. We are currently assessing the information supporting Hilton’s calculation of total amounts due under the Allocation Agreement. We met with Hilton representatives in March 2014, have had discussions subsequently, and continue to communicate with Hilton. We have been informed that Hilton has contributed an additional $6.0 million to the Hilton Plan, and that our allocable portion of this is $1.9 million. We continue to assess all available information provided by Hilton. However, due to certain information not yet being provided, we have not been able to revise our estimate. We cannot currently predict the ultimate outcome of this matter, but we continue to believe that we may have various defenses against such claims, including defenses as to the amount of liabilities.
Self-Insurance
We are self-insured for employee health, dental, vision and other insurance and our insurance claims and reserves includes accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.   CERP and CGP LLC properties also participate in our self-insured employee health and accordingly, our reserve includes estimates for claims and reserves, including IBNR, for CERP and CGP resort property employees. We charge CERP and CGP LLC through payroll charges on a per employee basis, based on their individual coverage elections. As of September 30, 2014 and December 31, 2013, we had total self-insurance liability accruals of $52.9 million and $42.2 million, respectively.
Other Matters
In recent years, governmental authorities have been increasingly focused on anti-money laundering ("AML") policies and procedures, with a particular focus on the gaming industry. As an example, a major gaming company recently settled a U.S. Attorney investigation into its AML practices. On October 11, 2013, we received a letter from the Financial Crimes Enforcement Network of the United States Department of the Treasury ("FinCEN"), stating that FinCEN is investigating the Company’s subsidiary, Desert Palace, Inc. (the owner of Caesars Palace), for alleged violations of the Bank Secrecy Act to determine whether it is appropriate to assess a civil penalty and/or take additional enforcement action against Caesars Palace. We responded to FinCEN's letter on January 13, 2014. Additionally, the Company has been informed that a federal grand jury investigation regarding the Company’s anti-money laundering practices and procedures is ongoing. The Company is fully cooperating with both the FinCEN and grand jury investigations. Based on proceedings to date, the Company is currently unable to determine the probability of the outcome of these matters or the range of reasonably possible loss, if any.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 16 — Leases
We lease both real estate and equipment used in our operations and for accounting purposes classify those leases as either operating or capital leases. As of December 31, 2013, the remaining lives of our operating leases ranged from 1 to 77 years, with various automatic extensions totaling up to 79 years. Rent expense, net of income from subleases, is associated with operating leases for continuing operations and is charged to expense in the year incurred. In addition to the minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. We incurred total rent expense of $16.0 million and $28.8 million during the three months ended September 30, 2014 and 2013, respectively, and $66.2 million and $86.2 million during the nine months ended September 30, 2014 and 2013, respectively.

Future Minimum Lease Obligations

	Payments due by period as of September 30, 2014
(In millions)	Capital Leases	Operating Leases
2014	$4.7	$8.3
2015	10.9	30.8
2016	5.1	28.9
2017	0.9	26.5
2018	—	26.5
2019 and thereafter	—	549.7
Total minimum rental commitments	21.6	$670.7
Less amounts representing interest	(1.6)
Present value of net minimum lease payments	$20.0
Note 17 — Supplemental Cash Flow Information
Reconciliation of Cash Paid for Interest

	Nine Months Ended September 30,
(In millions)	2014	2013
Interest expense	$1,667.4	$1,612.9
Adjustments to reconcile to cash paid for interest:
Net change in accrued interest	(104.5)	(160.1)
Amortization of deferred finance charges	(28.3)	(31.3)
Net amortization of discounts and premiums	(273.8)	(258.1)
Debt issuance costs and fees	(28.9)	—
Amortization of accumulated other comprehensive loss	—	(0.6)
Capitalized interest	12.4	34.2
Rollover of interest to principal	(1.7)	(1.6)
Executive compensation and benefit plans	(12.8)	(12.4)
Impact of consolidating The LINQ and Octavius Tower	(2.6)	—
Other	(11.2)	(10.3)
Change in derivative instruments due to cash settlements	120.8	100.6
Cash paid for interest	$1,336.8	$1,273.3

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
CEOC Allocation of CEC Stock-Based Compensation Plan Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Amounts included in:
Corporate expense	$4.9	$5.3	$15.6	$13.3
Property, general, administrative, and other	1.2	0.4	3.0	2.0
Discontinued operations	—	—	0.1	—
Total stock-based compensation expense	$6.1	$5.7	$18.7	$15.3
CEOC Stock-Based Compensation Plan
In May 2014, the CEOC Board of Directors adopted the Caesars Entertainment Operating Company 2014 Performance Incentive Plan ("2014 Incentive Plan"). All of our share-based compensation programs are managed under this plan and are classified as equity instruments dependent on the terms and conditions of each of the awards. Equity-classified instruments are measured at their fair value at their date of grant. During the second quarter 2014, we granted 86,936 shares of our common stock with a fair value of $90.31 per share and recognized a total of $7.0 million in share-based compensation expense, of which, $5.2 million was recorded in corporate expenses and $1.8 million is included in property, general, administrative, and other within our Consolidated Condensed Statement of Operations. No stock-based compensation expense has been recognized in the three months ended September 30, 2014.
Caesars Acquisition Company Equity-Based Compensation Plan
In April 2014, the CAC Board of Directors approved the CAC Equity-Based Compensation Plan for officers, employees, directors, individual consultants and advisers of the Company and its subsidiaries (the "CAC Equity Plan"). Under the CAC Equity Plan, CEC is authorized to grant stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, dividend equivalents, cash awards, rights to purchase or acquire shares or similar securities in the form of or with a value related to CAC Class A Common Stock, par value $0.001 per share (the “CAC Common Stock”) to officers, employees, directors, individual consultants and advisers of CEC and its subsidiaries, including us. The CAC Equity Plan will terminate ten years after approval by the Board. Subject to adjustments in connection with certain changes in capitalization, the maximum value of the shares of CAC Common Stock that may be delivered pursuant to awards under the CAC Equity Plan is $25.0 million.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In May 2014, CEC granted awards to our officers, employees, directors, individual consultants and advisers and those of our subsidiaries in accordance with the CAC Equity Plan to reward and provide incentive for services provided in their capacity, promote the success of CGP LLC, and more closely align the interests of such individuals with those of the stockholders of the CAC. Awards under this plan vest one-third on each of October 21, 2014, 2015 and 2016. Expense associated with the vesting of such awards is recorded as corporate compensation expense by us, totaling $4.6 million and $7.3 million for the three and nine months ended September 30, 2014, respectively. Upon issuance of shares pursuant to this plan, such shares will be contributed to CGP LLC as additional investment into that entity, at which time CGP LLC will settle its management fee obligation with CEOC through a distribution of such shares. As a result, such awards have been recorded as management fee income by us, resulting in no net impact on our income from operations.
Note 19 — Employee Benefit Plans
A number of employee benefit programs have been established for purposes of attracting, retaining, and motivating our employees. The following is a description of the basic components of these programs as of September 30, 2014.
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
We maintain several supplemental executive retirement plans ("SERP") to provide additional retirement benefits to a select group of former executives. The total liability reported in deferred credits and other for the SERP plans was $28.6 million as of September 30, 2014 and $29.7 million as of December 31, 2013.
Pension Commitments
We have a defined benefit plan for employees of our London Clubs International subsidiary that provides benefits based on final pensionable salary. The assets of the plan are held in a separate trustee-administered fund and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. We account for this plan under the immediate recognition method, under which actuarial gains and losses are recognized in operating results in the year in which the gains and losses occur rather than deferring them into Other Comprehensive Loss and amortizing them over future periods. Any such amounts are recorded in the fourth quarter of each year.
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
Plans with Company Contributions in Excess of 5% of Total Plan Contributions

Pension Fund	Applicable Plan Years
Southern Nevada Culinary and Bartenders Pension Plan	2013
Pension Plan of the UNITE HERE National Retirement Fund	2013
Local 68 Engineers Union Pension Plan	2013
Nevada Resort Association IATSE Local 720 Retirement Plan	2013
Deferred Compensation Plans
We have one active and five frozen deferred compensation plans. Amounts deposited into these deferred compensation plans are unsecured liabilities. The total liability for these plans recorded in deferred credits and other was $81.2 million as of September 30, 2014, and $84.3 million as of December 31, 2013. Our matching contributions to the active plan were suspended beginning in February 2009, though participants continue to vest in contributions made prior to that date.
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
Note 20 — Non-consolidated Affiliates
Our non-consolidated affiliates are accounted for under the equity method and, as of September 30, 2014, our investments in and advances to non-consolidated affiliates consists primarily of Baluma S.A, our investment in Rock Ohio Caesars LLC ("ROC") in Ohio, and Louisiana Downs. We manage ROC's Horseshoe Cleveland casino, Horseshoe Cincinnati casino and Thistledown Racino for a fee under management agreements that expire in May 2032, March 2033 and April 2033, respectively.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 21 - Caesars Enterprise Services, LLC
Formation of Caesars Enterprise Services, LLC
On May 20, 2014, the Company, CEC, CERP, and CGPH (together with CERP and CEOC, the “Members” and each a “Member”) entered into a services joint venture, Caesars Enterprise Services, LLC (“CES”). CES manages certain Enterprise Assets (as defined hereafter) and the other assets it owns, licenses or controls, and employs certain of the corresponding employees and other employees who previously provided services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement. Corporate expenses that are not allocated to the properties directly are allocated by CES to CEOC, CERP, and CGPH according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Operating expenses are allocated to each Member with respect to their respective properties serviced by CES in accordance with historical allocation methodologies, subject to annual revisions and certain prefunding requirements. On October 1, 2014, CES began enhanced operations in Nevada, New Jersey and certain other jurisdictions in which regulatory approval had been received or was not required, including through the commencement of direct employment by CES of certain designated employees. The enhancement of CES operations described above in other jurisdictions may be subject to regulatory and other approvals in such jurisdictions.
Omnibus License and Enterprise Services Agreement
On May 20, 2014, the Members entered into an Omnibus License and Enterprise Services Agreement (the “Omnibus Agreement”), which granted licenses to the Members and certain of their affiliates in connection with the implementation of CES. Initial contributions by the Members were made in October 2014 and included cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. The Company is transitioning certain executives and employees to CES and the services of such employees will be available as part of CES’s provision of services to the Members and certain of their affiliates that own properties that require CES services under the Omnibus Agreement.
Under the Omnibus Agreement, CEOC, Caesars License Company, LLC (“CLC”), Caesars World, Inc. (“CWI”) and certain of our subsidiaries that are the owners of our properties granted CES a non-exclusive, irrevocable, world-wide, royalty-free license in and to all intellectual property owned or used by such licensors, including all intellectual property (a) currently used, or contemplated to be used, in connection with the properties owned by the Members and their respective affiliates, including any and all intellectual property related to the Total Rewards® program, and (b) necessary for the provision of services contemplated by the Omnibus Agreement and by the applicable management agreement for any such property (collectively, the “Enterprise Assets”). CERP also granted CES non-exclusive licenses to certain other intellectual property, including intellectual property that is specific to properties controlled by CERP or its subsidiaries.
CES granted to the properties owned or controlled by the Members and their respective affiliates non-exclusive licenses to the Enterprise Assets. CES granted to CEOC, CLC, CWI and the properties owned or controlled by the Members, including us, licenses to any intellectual property that CES develops or acquires in the future that is not derivative of the intellectual property licensed to it. CES also granted to CEOC, CLC and CWI a non-exclusive license to intellectual property specific to the properties controlled by CGPH, CERP and their subsidiaries for any uses consistent with the uses made by CEOC, CLC and CWI with respect to such intellectual property prior to the date of the Omnibus Agreement.
Note 22 — Related Party Transactions
We provide services and manage properties for CERP and CGP LLC. The five properties sold to CGP LLC, described in the following paragraph and Note 5, "Property Transaction with CGP LLC," remain under CEOC management as described. In addition, we have other arrangements with related parties as described below in this note.
Property Transactions
CGP LLC Property Transaction
CEOC, CEC, CAC and CGP LLC previously entered into the CGP LLC Property Transaction. Pursuant to the terms of the definitive agreement governing the terms of the CGP LLC Property Transaction, CGP LLC paid up-front 50% of the ongoing management fees and any termination fees payable under property management agreements entered between us and the owners of each of the Properties. Under the terms of the agreements entered into in connection with the CGP LLC Property Transaction, we manage each property and receive 50% of the ongoing management fees during the term of the related property management agreement consisting of (i) a base management fee of 2% of monthly net operating revenues and (ii) an incentive management fee in an amount equal to 5% of EBITDA for each operating year. In addition, each property licenses enterprise-wide intellectual property from Caesars Licensing Company, LLC ("CLC"). Upon implementation of the services joint venture (CES), we may

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

assign the management agreements to CES, and CLC will grant to CES licenses with respect to the enterprise-wide intellectual property. (See Note 5, "Property Transaction with CGP LLC.")
LINQ and Octavius Tower
On April 25, 2011, Octavius Linq Holding Company, LLC, our indirect wholly-owned subsidiary, and its two direct wholly-owned subsidiaries, Caesars Octavius LLC (“Caesars Octavius”) and Caesars Linq, LLC (“Caesars Linq”), were formed to pursue the development of the Octavius Tower and The LINQ, respectively. Caesars Octavius leases Octavius Tower to Desert Palace, Inc., commonly known as Caesars Palace, our indirect wholly-owned subsidiary. Caesars Linq owns a tract of real property on which Caesars has developed a retail, dining, and entertainment corridor located between The LINQ Hotel & Casino and the Flamingo Las Vegas on the Las Vegas Strip. Caesars Linq leases the gaming space in The LINQ to 3535 Newco, LLC, doing business as The LINQ Hotel & Casino, which was sold by us to CGP LLC in May 2014. The lease payment under the Caesars Octavius lease is $35.0 million annually through expiration in April 2026. The lease payment on The LINQ had been $15.0 million annually through the date of the sale.
Due to our continuing involvement with The LINQ subsequent to its sale to CERP, we consolidated the net assets and income statement impacts of The LINQ from the date of sale to CERP in October 2013 through May 5, 2014. As a result of our sale of the LINQ Hotel described in Note 5, "Property Transaction with CGP LLC" and the resulting assumption by CGP LLC of our lease of certain space in The LINQ, we no longer had such continuing involvement and we no longer consolidated The LINQ in our Consolidated Financial Statements. Because this transaction was made between parties under common control, the difference between the book value of the assets sold and the fair value of consideration received has been recorded as "Impact of derecognition of LINQ net assets" within our Consolidated Condensed Statements of Stockholders' Equity/(Deficit). The net book value of assets sold and liabilities transferred were $821.8 million and $528.3 million, respectively.
Due to our continuing involvement with Octavius Tower subsequent to its sale to CERP in October 2013, we continue to consolidate the related assets and liabilities and the results of operations, in our Consolidated Financial Statements subsequent to the sale of this property to CERP in October 2013. As a result of this accounting, we have treated the legal sale as an accounting financing transaction and have recorded a financing liability totaling $157.7 million as of September 30, 2014, which has been recorded in Deferred Credits and Other in our Consolidated Condensed Balance Sheets. Under this accounting method, lease payments are classified as interest expense and debt repayment as opposed to rent expense if we had recognized this transaction as a completed sale.
The following table exhibits the impact of the above-described transactions on our Consolidated Condensed Statements of Operations and Balance Sheets.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net revenues	$—	$—	$22.7	$—
Income/(loss) from operations	(7.0)	—	(1.8)	—
Net loss attributable to CEOC	(11.4)	—	(35.8)	—
Interest expense	(4.5)	—	(34.0)	—
Total assets from the transactions included in our Consolidated Condensed Balance Sheets were $328.5 million and $1,154.4 million as of September 30, 2014 and December 31, 2013, respectively.
Related Party Fees and Expenses
The following amounts are recorded with respect to the related-party transactions described in this section:

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
	Recorded as:	2014	2013	2014	2013
Reimbursement of expenses	Contra expense	$81.5	$45.9	$208.7	$134.8
Service Provider Fees	Reimbursed management costs	12.3	9.4	46.2	29.9
Management Fees	Management fees	8.2	—	17.2	—
Interest Expense	Interest Expense	11.7	20.7	49.7	63.8
Insurance Expense	Property, general, administrative, and other	15.3	17.5	50.1	50.7
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
Service Provider Fee with CERP
The shared services agreement with CERP also provides that CERP will pay for certain indirect corporate support costs. Pursuant to this agreement, we are authorized to charge CERP for an amount equal to 30% of unallocated corporate support costs, which are referred to as service provider fees.
Management Fees
We manage six properties on behalf of CGP LLC and receive 50% of the ongoing management fee for the properties. The remaining 50% of the management fees were paid in advance, and are being recognized into management fee revenue over the life of the agreements. With respect to the properties transferred in the CGP LLC Property Transaction and Horseshoe Baltimore, which opened in August 2014, management fees consist of a base management fee calculated as a percentage of monthly net operating revenues and an incentive management fee calculated as a percentage of EBITDA for each operating year. With respect to Planet Hollywood, management fees consist of a base management fee calculated as a percentage of adjusted gross operating revenue plus net casino wins, and an incentive fee calculated as a percentage of EBITDA.
Insurance with Affiliates
Affiliates of the Company manage our general liability, workers compensation and property insurance coverages. Accordingly, we pay insurance premiums to these affiliates. Insurance expense is included in property, general and administrative and other expense (before charging CERP and CGP LLC). The payments to our affiliate are made on an installment basis and therefore no outstanding payable or prepaid asset as of September 30, 2014 or December 31, 2013. These expenses are included in our overall insurance costs and are subject to allocation to the our owned properties as well as the CERP and CGP LLC properties as discussed above in Reimbursement of Expenses.

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
Hamlet Holdings LLC
Hamlet Holdings LLC ("Hamlet Holdings"), the members of which are comprised of an equal number of individuals affiliated with each of the Sponsors, as of September 30, 2014, beneficially owns approximately 60.7% of CEC's common stock pursuant to an irrevocable proxy providing Hamlet Holdings with sole voting and sole dispositive power over those shares.
XOJet, Inc.
XOJet, Inc. ("XOJet"), a private aviation company, is a TPG portfolio company. CEOC and XOJet are parties to a Custom Membership Program Agreement pursuant to which, among other things, CEOC has access to XOJet aircrafts at contractually agreed upon hourly rates. Pursuant to the terms of this agreement, we incurred expenses of approximately $2.6 million for the nine months ended September 30, 2014.
SunGard Availability Service LP
SunGard Availability Service LP ("SunGard"), a private software solutions company, is a TPG portfolio company. CEOC and SunGard are parties to a Master Agreement for U.S. Availability Services pursuant to which, among other things, SunGard provides us enterprise cloud services and solutions for managed information technology. Pursuant to the terms of this agreement, we incurred expenses of approximately $1.1 million for the nine months ended September 30, 2014.
Sabre, Inc.
Sabre, Inc. ("Sabre"), a private travel sector technology company, is a TPG portfolio company. CEOC and Sabre are parties to a Hotel Associate Distribution and Services Agreement pursuant to which, among other things, CEOC uses Sabre's technology to assist customers with booking hotel rooms. Pursuant to the terms of this agreement, we incurred expenses of approximately $0.1 million for the nine months ended September 30, 2014.
Avaya Inc.
Avaya Inc. ("Avaya"), a public communications solutions company, is a TPG portfolio company. CEOC and Avaya are parties to a Customer Agreement pursuant to which, among other things, Avaya supplies us with technology products and services, software licenses and support for such products and services. Pursuant to the terms of this agreement, we incurred expenses of approximately $0.7 million for the nine months ended September 30, 2014.
Norwegian Cruise Line Holdings Ltd.
Norwegian Cruise Line Holdings Ltd. ("NCL"), a public cruise ship operations company, is an Apollo funds and TPG portfolio company. CEOC and NCL are parties to a Marketing Agreement pursuant to which, among other things, NCL pays CEOC a percentage of NCL's gaming revenue. Pursuant to the terms of this agreement, CEOC's and NCL's mutual business transactions amounted to $0.8 million for the nine months ended September 30, 2014.
Cross Marketing and Trademark License Agreement
We and CIE have a Cross Marketing and Trademark License Agreement in effect until December 31, 2026, unless terminated earlier pursuant to the agreement’s terms. The agreement grants CIE the exclusive right to use various brands of Caesars Entertainment in connection with social and mobile games and online real money gaming in exchange for a 3% royalty. This agreement also provides for cross-marketing and promotional activities between us and CIE, including participation by CIE in CEC's Total Rewards loyalty program. We also receive a revenue share from CIE for customer referrals. We recognized $0.3 million and $0.2 million during the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $0.6 million during the nine months ended September 30, 2014 and 2013, respectively, pursuant to the terms of the Cross Marketing and Trademark License Agreement.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Registration Rights Agreement
On August 6, 2014, CEOC entered into a Registration Rights and Cooperation Agreement (the "Registration Rights Agreement"), by and between CEOC and CAC. Pursuant to the Registration Rights Agreement, CEOC grants CAC registration rights to, and agrees to assist and cooperate with CAC in conducting a possible private placement of the CEOC 6.50% Senior Notes due 2016 (the "6.50% Senior Notes") and the CEOC 5.75% Senior Notes due 2017 (the "5.75% Senior Notes," and, together with the 6.50% Senior Notes, the "Senior Notes") received by CAC.
Pursuant to the Registration Rights Agreement, CEOC agreed to on or before October 31, 2014: (i) prepare a “shelf” registration statement (the "Shelf Registration Statement"); (ii) use commercially reasonable efforts to have the Shelf Registration Statement declared effective by the Securities Exchange Commission (the "SEC"); and (iii) use commercially reasonable efforts to maintain the effectiveness of the Shelf Registration Statement, as further specified in the Registration Rights Agreement.
CEOC determined that it was not commercially viable to prepare and have a Shelf Registration Statement effective by October 31, 2014. Because CEOC did not file or maintain the effectiveness of a filed Shelf Registration Statement, CAC can request that (i) CEOC register all or part of the Senior Notes under the Securities Act of 1933 and/or (ii) CEOC assist and cooperate in the conducting of a private placement of the Senior Notes received by CAC pursuant to the Notes Distribution, subject to certain black-out periods. As of the date of this filing, CAC has not requested any further actions from the Company in regards to the registering of the Senior Notes or assistance in conducting of a private placement of the Senior Notes.
Related Party Balances
Notes Payable to Affiliates
We have a credit facility with CEC pursuant to which CEC may make one or more unsecured loans to us. See Note 9, "Debt." No amounts were outstanding as of September 30, 2014 under the credit facility agreement with CEC. There was $285.4 million outstanding under the agreement as of December 31, 2013. In addition, a $15.4 million note payable to Caesars Entertainment funded the Cromwell renovation.  This note was settled in conjunction with the May 2014 transaction described in Note 5, "Property Transaction with CGP LLC." As the amounts payable with CEC was fully paid in 2014, there is no related interest expense for the three months ended September 30, 2014. There was interest expense related to the CEC borrowings of $2.4 million for the three months ended September 30, 2013, and $4.0 million and $10.1 million for the nine months ended September 30, 2014 and 2013, respectively.
Long-Term Debt to Related Parties
Certain related parties owned debt instruments issued by the Company consisting of 6.50% Senior Notes, 5.75% Senior Notes, and 10.75% Senior Toggle Notes due 2018 with an aggregate principal balance of $293.2 million and $1,146.6 million as of September 30, 2014 and December 31, 2013, respectively. The 2013 balance also included 5.625% Senior Notes due 2015. Interest expense related to these notes was $11.7 million and $20.7 million for the three months ended September 30, 2014 and 2013 and $49.7 million and $63.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Due from Affiliates
The receivable from related parties consists of amounts due to us in exchange for shared services performed on behalf of related parties, including reimbursements from CERP. The payable to related parties consists of income taxes payable to Caesars and short-term obligations to repay interest to related parties. Due from affiliates amounted to $106.2 million and $76.4 million as of September 30, 2014 and December 31, 2013, respectively.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 23 — Subsequent Events
Noteholder Disputes
On October 3, 2014, CEOC received a purported Notice of Default and Reservation of Rights (the “October 3rd Notice”) from Wilmington Savings Fund Society, FSB, (“the successor trustee”) in its capacity as successor trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued under the Indenture date April 15, 2009. CEOC is party to a Collateral Agreement dated December 24, 2008 by and among CEOC, the subsidiary parties thereto (together with CEOC, the “Pledgors”) and the successor trustee as successor collateral agent to U.S. Bank National Association. In its Form 8-K dated on September 26, 2014, CEOC disclosed that the request of certain holders of CEOC’s first priority secured notes, the Pledgors granted Credit Suisse AG, Cayman Islands Branch, as successor first lien collateral agent, a security interest on all such rights, title and interest in the alleged Commercial Tort Claims identified on Exhibit A to the Amended and restated Waiver Agreement dated as of August 12, 2014 (the “Exhibit A Claims”).
The October 3rd Notice alleges that to the extent that the Exhibit A Claims constitute assets of the Pledgors, the failure of the Pledgors to grant a lien to the Second Lien Collateral Agent for the holder of the Notes constitutes a default under the Indenture and Second Lien Collateral Agreement. There is approximately $3.7 billion of Notes outstanding under the Indenture. If there was an actual event of default under the Indenture, it would constitute an event of default under our senior secured credit facilities. If our obligations with respect to the Notes are accelerated, it could trigger default under our other secured and unsecured notes.
The Company is in the process of reviewing the October 3rd Notice and intends to take required action, if any, within the 60 day period after delivery of the Notice to the extent required to avoid any event of default under the Indenture.
On October 15, 2014, CEOC received a Notice of Default (the “October 15th Notice”) from holders purporting to own at least 30% in principal amount of CEOC’s outstanding second-priority senior secured notes issued under the Indenture dated December 24, 2008, (the “Indenture”), by and among CEOC, CEC and the successor trustee. The holders' claim in the October 15th Notice are substantially similar to the claims made by the holders and trustee of CEOC’s second-priority senior secured notes issued under the Indenture dated April 15, 2009, by and among CEOC, CEC and the successor trustee (such prior claims, the “Prior Second Lien Claims”).
The October 15th Notice alleges the following defaults (the “Specified Defaults”) have occurred and are continuing under the Indenture: (i) the transactions (the “May Transactions”) consummated by CEOC and certain of its subsidiaries dated March 1, 2014 among CEC, CEOC, certain of CEOC’s subsidiaries, CAC and CGP LLC and the transactions (the “Services Transactions”) consummated pursuant to the Omnibus License and Enterprise Services Agreement, dated as of May 20, 2014, by and among, CES, CEOC, CERP, CGP LLC, Caesars Licensing Company, LLC and Caesars World, Inc., in each case violated the asset sales and affiliate transactions covenants under the Indenture because, among other things, (a) the consideration received by CEOC was not at least equal to the fair market value of the assets transferred, (b) in the case of the May Transactions, any transfer of assets by restricted subsidiaries to unrestricted subsidiaries did not constitute permitted investments under the Indenture, (c) the transactions were on terms that were materially less favorable to CEOC and the relevant restricted subsidiaries than those that could have been obtained in a comparable transaction by CEOC or such restricted subsidiaries with unrelated persons (clauses (a), (b) and (c) collectively, the “Asset Sales and Services Transactions”); (ii) the transactions (the "Intercompany Transactions”) including any transfers made in 2012, 2013 and 2014, among CEOC, as borrower, and CEC, as lender, and the Global Intercompany Note, dated January 28, 2008, among CEOC and certain affiliates violated the affiliate transactions covenant in the Indenture, because such transactions were on terms that were materially less favorable to CEOC than could have been obtained in a comparable transaction by CEOC with unrelated persons; (iii) the transactions consummated pursuant to the Incremental Facility Amendment and the Term B-7 Loan Agreement, dated as of June 11, 2014, among Caesars Operating Escrow, LLC, CEC, the Incremental Lenders party thereto, Bank of America, N.A. and Credit Suisse AG, Cayman Islands Branch and the lenders party thereto violated the lien incurrence covenant in the Indenture; (iv) the transactions consummated pursuant to the Note Purchase and Support Agreement among CEOC, CEC and certain holders of CEOC’s 6.50% senior notes due 2016 and 5.75% senior notes due 2017, violated the restricted payments covenant in the Indenture (clauses (iii) and (iv) the “Alleged Financing Defaults”); (v) in violation of the Indenture, CEC denied and/or disaffirmed its obligations under the Indenture and/or its guarantee of the Notes by stating in its Form 8-K dated May 6, 2014 that upon the sale of CEOC’s common stock to certain investors, CEC’s guarantee of CEOC’s outstanding secured and unsecured notes were automatically released (the “Alleged Guarantee Default”) and such default has continued for 10 days; (vi) CEOC and other Pledgors failed to comply with the collateral release provisions in the Second Lien Collateral Agreement because the release of collateral by the Pledgors in connection with the Asset Sales and Services Transactions and the Intercompany Transactions were not permitted by terms of the Indenture (the “Alleged Transaction Defaults”) and (vii) CEOC and other Pledgors failed to comply with the Second Lien Collateral Agreement because the Pledgors failed to grant to the

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Second Lien Collateral Agent a security interest in the alleged commercial tort claims that are identified in the Amended and Restated Waiver Agreement dated August 12, 2014 (the “Alleged Commercial Tort Claims Default”).
The holders demand that the Specified Defaults be remedied, other than the Alleged Guarantee Default, which the holders claim is an event of default and cannot be remedied. The October 15th Notice claims that to the extent the defaults are not remedied with 60 days following the date of the notice, such defaults will become events of default under the Indenture (other than the Alleged Guarantee Default, which the holders claim is already an event of default).
There is approximately $1.0 billion of Notes outstanding under the Indenture. If there were an actual event of default under the Indenture, it would constitute an event of default under our senior secured credit facilities. In addition, if our obligations with respect to the Notes are accelerated, it could trigger events of default under our other secured and unsecured notes. These consequences could have a material adverse effect on CEC’s and CEOC’s business, financial condition, results of operations and prospects.
With respect to the Alleged Transaction Defaults, as is the case with respect to the Prior Second Lien Claims, the Company does not believe that a default or an event of default has occurred under the Indenture and, furthermore, we believe that such claims are without merit.
With respect to the Alleged Commercial Tort Claim Default, the Company is in the process of reviewing the October 15th Notice and intends to take required action, if any, within the 60 day period after delivery of the Notice to the extent required to avoid any event of default under the Indenture.
On November 3, 2014, the Company received a notice from Wilmington Savings Fund Society, FSB, in its capacity as successor trustee for the 10.00% Second-Priority Senior Secured Notes due 2018 issued under the Indenture date April 15, 2009, by and among CEOC, CEC and U.S. Bank National Association, reserving the rights of the trustee and the holders of the notes with respect to a perfected security interest lien on CEOC's cash to the extent such cash constitutes first priority after-acquired property as defined in the indenture.
Rights Granted to First Lien Creditors
On October 16, 2014, the Company and subsidiary parties of the Amended and Restated Collateral Agreement dated June 10, 2009 entered in to certain control arrangements with Credit Suisse AG, Cayman Islands Branch (the “Collateral Agent”) in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict our ability to utilize cash and are not expected to have an operational impact on the Company.
Negotiations with Lenders
On October 17, 2014, it was announced that CEC and CEOC had executed non-disclosure agreements with certain beneficial holders of debt, including senior secured term loans, issued by the Company pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure the Company's debt.
On October 29, 2014, it was announced that one of the First Lien Creditors that had previously executed an NDA did not extend its NDA. While CEC and CEOC are no longer in discussions with the one First Lien Creditor who did not extend its NDA, and while no agreement has been reached yet on the terms of a restructuring, CEC and CEOC are continuing discussions with the remaining First Lien Creditors all of whom have extended their NDAs.
Note 24 — Condensed Consolidating Financial Information of Guarantors and Issuers
In May 2014, Caesars Entertainment completed the sale of five percent of its ownership interest in us to certain qualified institutional buyers. Upon completion of this sale, CEOC ceased to be a wholly owned subsidiary of Caesars Entertainment, and as a result of which Caesars Entertainment’s guarantee of CEOC’s outstanding secured and unsecured notes was automatically released in accordance with the terms of the indentures governing the applicable notes.  See Note 10, "Stockholders' Equity,” for more information on this sale.  In addition, CEOC has provided notice to the trustees of its outstanding senior secured notes, second-priority senior secured notes, 10.75% senior notes due 2016 and 10.75%/11.50% senior PIK toggle notes due 2018 that CEOC elected to effect the automatic release of CEC’s guarantee of each such series of notes for the additional reason that the guarantee of other notes specified in the applicable indentures had been released.
In connection with the issuance of CEOC's 10.75% senior notes due 2016 and 10.75%/11.50% senior PIK toggle notes due 2018 (collectively, the "Guaranteed Debt") as detailed in Note 9, "Debt," certain of our wholly-owned domestic subsidiaries, which

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

are 100% owned within the meaning of Rule 3-10 of Regulation S-X, provided guarantees. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in the U.S. The remaining subsidiaries (the Non-Guarantors) of CEOC are not guarantors of the Guaranteed Debt.   In lieu of providing separate unaudited financial statements for the guarantor subsidiaries, we have included the accompanying condensed consolidating financial information based on Rule 3-10 of the SEC's Regulation S-X.
As described in Note 1, "Organization and Basis of Presentation," we elected to restate previously reported amounts in this filing to correct certain errors in previously reported amounts. We have revised the condensed consolidating financial information of guarantors and issuers to correct for those errors and for the misclassification of an investment in subsidiary related to an investment acquired in 2009. The net impact of the corrections was an increase to previously reported total stockholders’ equity of our guarantors of $86.0 million which we determined was not material to our consolidated financial statements.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2014
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$1,156.5	$185.1	$138.3	$—	$1,479.9
Receivables, net of allowance for doubtful accounts	46.0	372.1	37.3	—	455.4
Prepayments and other current assets	20.5	151.0	43.5	(92.7)	122.3
Inventories	0.6	26.1	2.8	—	29.5
Intercompany receivables	140.4	135.2	1.8	(277.4)	—
Due from affiliates	106.2	—	—	—	106.2
Total current assets	1,470.2	869.5	223.7	(370.1)	2,193.3
Property and equipment, net	135.6	5,385.7	718.9	—	6,240.2
Goodwill	—	753.5	—	—	753.5
Intangible assets other than goodwill	3.2	2,547.7	14.7	—	2,565.6
Investments in subsidiaries	4,809.7	46.8	—	(4,856.5)	—
Investments in and advances to non-consolidated affiliates	—	3.9	138.8	—	142.7
Restricted cash	7.5	—	—	—	7.5
Deferred charges and other	525.6	137.1	13.0	(231.3)	444.4
Intercompany receivables	2,551.0	585.4	—	(3,136.4)	—
Assets held for sale	0.2	2.7	—	—	2.9
	$9,503.0	$10,332.3	$1,109.1	$(8,594.3)	$12,350.1
Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$135.8	$102.9	$12.2	$—	$250.9
Accrued expenses	256.8	412.0	136.9	—	805.7
Interest payable	407.3	1.3	3.7	—	412.3
Deferred income taxes	387.6	—	—	(92.7)	294.9
Current portion of long-term debt	54.8	24.1	3.2	—	82.1
Intercompany payables	3.0	120.0	154.4	(277.4)	—
Total current liabilities	1,245.3	660.3	310.4	(370.1)	1,845.9
Long-term debt	15,644.0	65.0	335.7	—	16,044.7
Deferred credits and other	156.0	294.5	265.2	—	715.7
Deferred income taxes	—	1,481.8	12.1	(231.3)	1,262.6
Intercompany payables	—	2,310.6	825.8	(3,136.4)	—
Total liabilities	17,045.3	4,812.2	1,749.2	(3,737.8)	19,868.9
Total stockholders’ (deficit)/equity	(7,542.3)	5,520.1	(663.6)	(4,856.5)	(7,542.3)
Noncontrolling interests	—	—	23.5	—	23.5
Total (deficit)/equity	(7,542.3)	5,520.1	(640.1)	(4,856.5)	(7,518.8)
	$9,503.0	$10,332.3	$1,109.1	$(8,594.3)	$12,350.1

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2013
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Assets
Current assets
Cash and cash equivalents	$996.4	$292.3	$150.0	$—	$1,438.7
Restricted cash	—	1.0	13.2	—	14.2
Receivables, net	45.6	412.1	36.3	—	494.0
Prepayments and other current assets	26.0	173.0	50.7	(91.8)	157.9
Inventories	0.3	28.4	2.7	—	31.4
Intercompany receivables	282.1	113.2	21.7	(417.0)	—
Due from affiliates	76.4	—	—	—	76.4
Total current assets	1,426.8	1,020.0	274.6	(508.8)	2,212.6
Property and equipment, net	201.4	6,956.8	1,694.2	—	8,852.4
Goodwill	—	1,271.2	—	—	1,271.2
Intangible assets other than goodwill	3.5	2,832.9	68.4	—	2,904.8
Investments in subsidiaries	8,932.0	149.2	—	(9,081.2)	—
Investments in and advances to non-consolidated affiliates	—	3.5	148.7	—	152.2
Restricted cash	—	—	85.2	—	85.2
Deferred charges and other	304.1	155.1	44.0	(20.6)	482.6
Intercompany receivables	1,092.8	585.4	—	(1,678.2)	—
Assets held for sale	—	11.9	—	—	11.9
Total assets	$11,960.6	$12,986.0	$2,315.1	$(11,288.8)	$15,972.9

Liabilities and Stockholders’ (Deficit)/Equity
Current liabilities
Accounts payable	$101.0	$177.4	$65.7	$—	$344.1
Accrued expenses	187.6	482.7	139.3	—	809.6
Interest payable	292.0	1.5	14.6	—	308.1
Deferred income taxes	380.2	—	—	(91.8)	288.4
Current portion of long-term debt	86.0	23.6	3.8	—	113.4
Intercompany payables	—	282.5	134.5	(417.0)	—
Total current liabilities	1,046.8	967.7	357.9	(508.8)	1,863.6
Long-term debt	16,034.0	92.1	513.7	—	16,639.8
Deferred credits and other	322.0	214.3	722.4	—	1,258.7
Deferred income taxes	—	1,520.0	112.6	(20.6)	1,612.0
Intercompany payables	—	871.2	807.0	(1,678.2)	—
Notes payable to affiliate	285.4	—	15.4	—	300.8
Total liabilities	17,688.2	3,665.3	2,529.0	(2,207.6)	21,674.9
Total stockholders’ (deficit)/equity	(5,727.6)	9,320.7	(239.5)	(9,081.2)	(5,727.6)
Noncontrolling interests	—	—	25.6	—	25.6
Total (deficit)/equity	(5,727.6)	9,320.7	(213.9)	(9,081.2)	(5,702.0)
Total liabilities and stockholders' deficit	$11,960.6	$12,986.0	$2,315.1	$(11,288.8)	$15,972.9

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues
Casino	$14.5	$696.9	$199.0	$—	$910.4
Food and beverage	3.9	171.8	19.3	—	195.0
Rooms	4.6	110.3	2.9	—	117.8
Management fees	4.6	16.6	6.6	—	27.8
Other	3.5	56.5	4.6	(1.5)	63.1
Reimbursable management costs	12.3	23.8	60.4	—	96.5
Less: casino promotional allowances	(5.2)	(137.1)	(15.0)	—	(157.3)
Net revenues	38.2	938.8	277.8	(1.5)	1,253.3
Operating expenses
Direct
Casino	9.2	422.8	126.7	—	558.7
Food and beverage	1.7	72.1	6.7	—	80.5
Rooms	0.7	26.6	0.6	—	27.9
Property, general, administrative, and other	6.9	203.8	47.0	(1.1)	256.6
Reimbursable management costs	12.3	23.8	60.4	—	96.5
Depreciation and amortization	1.2	58.9	16.6	—	76.7
Write-downs, reserves, and project opening costs, net of recoveries	3.3	(0.5)	—	—	2.8
Intangible and tangible asset impairment charges	50.4	299.1	38.8	—	388.3
(Income)/loss on interests in non-consolidated affiliates	—	(0.1)	6.6	—	6.5
(Income)/loss on interests in subsidiaries	226.4	30.7	—	(257.1)	—
Corporate expense	39.1	15.7	0.3	(0.4)	54.7
Acquisition and integration costs	4.2	—	(0.1)	—	4.1
Amortization of intangible assets	0.1	10.5	0.7	—	11.3
Total operating expenses	355.5	1,163.4	304.3	(258.6)	1,564.6
Income/(loss) from operations	(317.3)	(224.6)	(26.5)	257.1	(311.3)
Interest expense, net of interest capitalized	(558.4)	(5.0)	(28.9)	8.4	(583.9)
Loss on early extinguishments of debt	(113.5)	—	—	—	(113.5)
Other income, including interest income	4.0	15.7	1.3	(8.4)	12.6
Income/(loss) from continuing operations before income taxes	(985.2)	(213.9)	(54.1)	257.1	(996.1)
Income tax benefit	110.1	57.3	1.2	—	168.6
Net income/(loss) from continuing operations, net of taxes	(875.1)	(156.6)	(52.9)	257.1	(827.5)
Discontinued operations
Loss from discontinued operations	—	(46.5)	(0.8)	—	(47.3)
Income tax provision	—	(0.7)	—	—	(0.7)
Loss from discontinued operations, net of income taxes	—	(47.2)	(0.8)	—	(48.0)
Net income/(loss)	(875.1)	(203.8)	(53.7)	257.1	(875.5)
Less: net income attributable to noncontrolling interests	—	—	0.4	—	0.4
Net income/(loss) attributable to CEOC	(875.1)	(203.8)	(53.3)	257.1	(875.1)
Other comprehensive (loss)/income:
Total other comprehensive income/(loss), net of income taxes	(0.5)	—	0.1	—	(0.4)
Comprehensive income/(loss) attributable to CEOC	$(875.6)	$(203.8)	$(53.2)	$257.1	$(875.5)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues
Casino	$16.3	$869.9	$220.2	$—	$1,106.4
Food and beverage	3.7	196.3	41.0	—	241.0
Rooms	5.0	149.0	27.0	—	181.0
Management fees	0.3	12.5	6.0	(4.3)	14.5
Other	6.4	82.1	25.6	(23.7)	90.4
Reimbursable management costs	9.5	9.0	62.7	—	81.2
Less: casino promotional allowances	(5.2)	(162.8)	(27.2)	—	(195.2)
Net revenues	36.0	1,156.0	355.3	(28.0)	1,519.3
Operating expenses
Direct
Casino	10.1	474.4	132.2	—	616.7
Food and beverage	1.6	82.8	17.3	—	101.7
Rooms	0.7	33.6	7.4	—	41.7
Property, general, administrative, and other	11.4	273.8	71.5	(29.0)	327.7
Reimbursable management costs	8.9	9.0	63.2	—	81.1
Depreciation and amortization	0.9	74.2	21.1	—	96.2
Write-downs, reserves, and project opening costs, net of recoveries	0.1	4.5	6.9	—	11.5
Impairment of intangible and tangible assets	1.8	760.6	33.5	—	795.9
Gain/(loss) on interests in non-consolidated affiliates	—	(0.2)	4.5	—	4.3
(Income)/loss on interests in subsidiaries	446.4	30.1	—	(476.5)	—
Corporate expense	9.5	8.6	0.5	—	18.6
Acquisition and integration costs	3.5	(0.2)	(0.2)	—	3.1
Amortization of intangible assets	0.1	21.7	0.7	—	22.5
Total operating expenses	495.0	1,772.9	358.6	(505.5)	2,121.0
Income/(loss) from operations	(459.0)	(616.9)	(3.3)	477.5	(601.7)
Interest expense	(516.2)	(14.4)	(30.1)	20.9	(539.8)
Loss on early extinguishment of debt	—	—	(0.3)	—	(0.3)
Other income, including interest income	18.0	5.1	(3.5)	(19.9)	(0.3)
Income/(loss) from continuing operations before income taxes	(957.2)	(626.2)	(37.2)	478.5	(1,142.1)
Income tax benefit/(provision)	(108.9)	239.2	43.0	—	173.3
Income/(loss) from continuing operations, net of income taxes	(1,066.1)	(387.0)	5.8	478.5	(968.8)
Discontinued operations
Income/(loss) from discontinued operations	—	(119.1)	14.2	—	(104.9)
Income tax benefit/(provision)	—	8.6	(3.1)	—	5.5
Income/(loss) from discontinued operations, net of income taxes	—	(110.5)	11.1	—	(99.4)
Net income/(loss)	(1,066.1)	(497.5)	16.9	478.5	(1,068.2)
Less: net income attributable to noncontrolling interests	—	—	2.1	—	2.1
Net income/(loss) attributable to CEOC	(1,066.1)	(497.5)	19.0	478.5	(1,066.1)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	(4.2)	—	3.6	—	(0.6)
Comprehensive income/(loss) attributable to CEOC	$(1,070.3)	$(497.5)	$22.6	$478.5	$(1,066.7)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues
Casino	$40.1	$2,221.3	$576.9	$—	$2,838.3
Food and beverage	11.0	544.7	57.9	—	613.6
Rooms	11.6	382.5	8.2	—	402.3
Management fees	7.5	42.3	18.3	—	68.1
Other	8.8	181.0	34.9	(4.5)	220.2
Reimbursable management costs	46.3	86.4	180.6	—	313.3
Less: casino promotional allowances	(13.6)	(435.8)	(44.6)	—	(494.0)
Net revenues	111.7	3,022.4	832.2	(4.5)	3,961.8
Operating expenses
Direct
Casino	27.4	1,348.9	367.4	—	1,743.7
Food and beverage	4.6	224.9	20.6	—	250.1
Rooms	1.9	92.4	1.7	—	96.0
Property, general, administrative, and other	19.6	660.7	131.5	(3.5)	808.3
Reimbursable management costs	46.3	86.4	180.6	—	313.3
Depreciation and amortization	3.6	170.3	58.1	(0.1)	231.9
Write-downs, reserves, and project opening costs, net of recoveries	5.7	58.0	(1.8)	—	61.9
Intangible and tangible asset impairment charges	54.4	312.9	50.8	—	418.1
Income on interests in non-consolidated affiliates	—	(0.5)	9.9	—	9.4
(Income)/loss on interests in subsidiaries	215.2	32.4	—	(247.6)	—
Corporate expense	79.3	54.0	1.1	(1.0)	133.4
Acquisition and integration costs	17.1	0.2	—	—	17.3
Amortization of intangible assets	0.3	36.9	1.8	—	39.0
Total operating expenses	475.4	3,077.5	821.7	(252.2)	4,122.4
Income/(loss) from operations	(363.7)	(55.1)	10.5	247.7	(160.6)
Interest expense	(1,582.7)	(23.4)	(95.9)	34.6	(1,667.4)
Loss on early extinguishments of debt	(113.5)	—	—	—	(113.5)
Gain on partial sale of subsidiary	—	0.2	(3.3)	—	(3.1)
Other income, including interest income	23.9	25.4	3.7	(34.6)	18.4
Income/(loss) from continuing operations before income taxes	(2,036.0)	(52.9)	(85.0)	247.7	(1,926.2)
Income tax benefit	382.0	26.9	15.1	—	424.0
Net income/(loss) from continuing operations, net of taxes	(1,654.0)	(26.0)	(69.9)	247.7	(1,502.2)
Discontinued operations
Loss from discontinued operations	—	(152.2)	(17.6)	—	(169.8)
Income tax benefit	—	20.8	—	—	20.8
Loss from discontinued operations, net of income taxes	—	(131.4)	(17.6)	—	(149.0)
Net income/(loss)	(1,654.0)	(157.4)	(87.5)	247.7	(1,651.2)
Less: net income attributable to noncontrolling interests	—	—	(2.8)	—	(2.8)
Net income/(loss) attributable to CEOC	(1,654.0)	(157.4)	(90.3)	247.7	(1,654.0)
Other comprehensive income/(loss):
Total other comprehensive income/(loss), net of income taxes	(2.7)	—	(1.0)	—	(3.7)
Comprehensive income/(loss) attributable to CEOC	$(1,656.7)	$(157.4)	$(91.3)	$247.7	$(1,657.7)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Revenues
Casino	$44.9	$2,512.2	$754.9	$—	$3,312.0
Food and beverage	10.0	579.3	134.1	—	723.4
Rooms	13.1	437.0	88.0	—	538.1
Management fees	0.2	43.3	17.1	(18.3)	42.3
Other	11.2	238.8	69.3	(63.1)	256.2
Reimbursable management costs	30.0	25.3	176.6	—	231.9
Less: casino promotional allowances	(13.7)	(468.5)	(93.2)	—	(575.4)
Net revenues	95.7	3,367.4	1,146.8	(81.4)	4,528.5
Operating expenses
Direct
Casino	27.9	1,430.8	443.6	—	1,902.3
Food and beverage	4.3	245.8	55.4	—	305.5
Rooms	1.8	103.8	23.9	—	129.5
Property, general, administrative, and other	21.5	775.4	229.7	(82.9)	943.7
Reimbursable management costs	30.0	25.3	176.6	—	231.9
Depreciation and amortization	3.0	243.4	70.1	(0.1)	316.4
Write-downs, reserves, and project opening costs, net of recoveries	0.1	25.9	12.6	—	38.6
Intangible and tangible asset impairment charges	1.8	863.5	33.5	—	898.8
Loss on interests in non-consolidated affiliates	—	(0.5)	23.5	—	23.0
(Income)/loss on interests in subsidiaries	244.5	23.2	—	(267.7)	—
Corporate expense	44.9	17.3	0.6	—	62.8
Acquisition and integration costs	20.0	—	0.5	—	20.5
Amortization of intangible assets	0.6	65.0	2.0	—	67.6
Total operating expenses	400.4	3,818.9	1,072.0	(350.7)	4,940.6
Income/(loss) from operations	(304.7)	(451.5)	74.8	269.3	(412.1)
Interest expense	(1,536.6)	(43.4)	(96.1)	63.2	(1,612.9)
Loss on early extinguishments of debt	(29.3)	—	(0.5)	—	(29.8)
Gain/(loss) on partial sale of subsidiary	—	(8.9)	53.0	—	44.1
Other income, including interest income	49.8	15.2	5.5	(63.1)	7.4
Income/(loss) from continuing operations before income taxes	(1,820.8)	(488.6)	36.7	269.4	(2,003.3)
Income tax benefit	139.0	275.4	34.8	—	449.2
Income/(loss) from continuing operations, net of income taxes	(1,681.8)	(213.2)	71.5	269.4	(1,554.1)
Discontinued operations
Income/(loss) from discontinued operations	—	(121.9)	(9.3)	—	(131.2)
Income tax benefit/(provision)	—	9.4	(3.1)	—	6.3
Loss from discontinued operations, net of income taxes	—	(112.5)	(12.4)	—	(124.9)
Net income/(loss)	(1,681.8)	(325.7)	59.1	269.4	(1,679.0)
Less: net income attributable to noncontrolling interests	—	—	(2.8)	—	(2.8)
Net income/(loss) attributable to CEOC	(1,681.8)	(325.7)	56.3	269.4	(1,681.8)
Other comprehensive income/(loss):
Total other comprehensive loss, net of income taxes	(4.3)	—	(17.2)	—	(21.5)
Less: foreign currency translation adjustments attributable to noncontrolling interests, net of income taxes	—	—	0.1	—	0.1
Comprehensive income/(loss) attributable to CEOC	$(1,686.1)	$(325.7)	$39.2	$269.4	$(1,703.2)

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash flows from operating activities	$(783.0)	$217.8	$16.5	$—	$(548.7)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(15.8)	(192.2)	(83.8)	—	(291.8)
Change in restricted cash	(7.5)	—	80.2	—	72.7
Dividend received	1,685.6	—	—	(1,685.6)	—
Proceeds from sale of properties, net of cash	6.0	1,585.5	—	—	1,591.5
Proceeds received from sale of assets	1.0	32.2	—	—	33.2
Other	—	(2.2)	—	—	(2.2)
Cash flows from investing activities	1,669.3	1,423.3	(3.6)	(1,685.6)	1,403.4
Cash flows from financing activities
Proceeds from the issuance of long-term debt	1,528.3	—	—	—	1,528.3
Debt issuance and extension costs and fees	(204.7)	—	—	—	(204.7)
Cash paid for early extinguishments of debt	(1,702.1)	—	—	—	(1,702.1)
Scheduled debt and capital lease payments	(62.3)	(15.0)	(2.7)	—	(80.0)
Dividends paid	—	(1,685.6)	—	1,685.6	—
Distributions to noncontrolling interest owners	—	—	(5.0)	—	(5.0)
Repayments under notes payable to affiliates	(285.4)	—	(15.4)	—	(300.8)
Cash flows from financing activities	(726.2)	(1,700.6)	(23.1)	1,685.6	(764.3)
Cash flows from discontinued operations
Cash flows from operating activities	—	(46.0)	(1.5)	—	(47.5)
Cash flows from investing activities	—	(1.7)	—	—	(1.7)
Cash flows from financing activities	—	—	—	—	—
Net cash from discontinued operations	—	(47.7)	(1.5)	—	(49.2)
Net increase/(decrease) in cash and cash equivalents	160.1	(107.2)	(11.7)	—	41.2
Cash and cash equivalents, beginning of period	996.4	292.3	150.0	—	1,438.7
Cash and cash equivalents, end of period	$1,156.5	$185.1	$138.3	$—	$1,479.9

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In millions)

	Parent	Guarantors	Non-Guarantors	Adjustments	Total
Cash flows from operating activities	$(492.6)	$161.0	$2.5	$—	$(329.1)
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(7.6)	(231.3)	(211.7)	—	(450.6)
Change in restricted cash	—	(1.0)	701.5	—	700.5
Dividends received	48.4	74.2	—	(122.6)	—
Proceeds from sales of properties, net of cash	—	(25.7)	76.1	—	50.4
Investments in/advances to non-consolidated affiliates and other	—	—	(13.6)	—	(13.6)
Purchase of additional interests in subsidiaries	(15.8)	—	—	15.8	—
Other	—	(2.4)	(8.8)	—	(11.2)
Cash flows from investing activities	25.0	(186.2)	543.5	(106.8)	275.5
Cash flows from financing activities
Proceeds from the issuance of long-term debt	127.2	—	1,680.9	—	1,808.1
Assumption of debt by non-guarantors	2,199.4	—	(2,199.4)	—	—
Debt issuance and extension costs and fees	(49.8)	—	(8.0)	—	(57.8)
Repayments under lending agreements	(28.3)	—	—	—	(28.3)
Cash paid for early extinguishments of debt	(1,783.3)	—	(5.5)	—	(1,788.8)
Scheduled debt and capital lease payments	(8.1)	(1.5)	—	—	(9.6)
Dividends paid	—	(48.4)	(74.2)	122.6	—
Contributions from noncontrolling interest owners	—	—	35.3	—	35.3
Repayments under lending agreements (related party)	(231.0)	—	—	—	(231.0)
Transfer (to)/from affiliates	1.1	(0.1)	14.8	(15.8)	—
Other	—	(6.2)	(11.8)	—	(18.0)
Cash flows from financing activities	227.2	(56.2)	(567.9)	106.8	(290.1)
Cash flows from discontinued operations
Cash flows from operating activities	—	(0.9)	0.9	—	—
Cash flows from investing activities	—	—	65.7	—	65.7
Cash flows from financing activities	—	—	—	—	—
Net cash from discontinued operations	—	(0.9)	66.6	—	65.7
Net increase/(decrease) in cash and cash equivalents	(240.4)	(82.3)	44.7	—	(278.0)
Change in cash classified as assets held for sale	—	—	(0.2)	—	(0.2)
Cash and cash equivalents, beginning of period	911.9	353.8	280.9	—	1,546.6
Cash and cash equivalents, end of period	$671.5	$271.5	$325.4	$—	$1,268.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis reflects the operating results of Caesars Entertainment Operating Company (“CEOC” or the “Company”) for the three and nine months ended September 30, 2014 and 2013 and references are to the notes to consolidated condensed financial statements included in Item 1, “Unaudited Financial Statements.”
Recent Developments
Caesars Enterprise Services, LLC ("CES"). The Company, CEC, CERP, and Caesars Growth Properties Holdings, LLC (“CGPH”) entered into a services joint venture, Caesars Enterprise Services, LLC (“CES”). CES manages certain enterprise assets and employs certain of the corresponding employees and other employees who currently provide services to CEOC, CERP and CGPH, their affiliates and their respective properties and systems under each property’s corresponding property management agreement.
Corporate expenses that are not allocated to the properties directly are allocated to CEOC, CERP, and CGPH by CES according to their allocation percentages (initially 70.0%, 24.6%, and 5.4%, respectively), subject to annual review. Initial investments were made into CES in October 2014 and included cash contributions by CERP and CGPH of $42.5 million and $22.5 million, respectively. The transition of CES commenced in October 2014 (see Note 21, "Caesars Enterprise Services, LLC").
Summary of 2014 Events
Sale of Certain Properties from CEOC to CGP LLC. We completed the sale to Caesars Growth Partners, LLC ("CGP LLC") of Bally’s Las Vegas, The Cromwell and the LINQ Hotel & Casino on May 5, 2014, and the sale of Harrah’s New Orleans on May 20, 2014. CGP LLC acquired these four properties from CEOC for an aggregate purchase price of $2,000.0 million minus assumed debt and other customary closing adjustments (see Note 5, "Property Transaction with CGP LLC").
Sale of CEOC Common Stock. In May 2014, Caesars Entertainment completed the sale of 68.1 shares (68,100 shares on a post-split basis) of its shares of our unregistered common stock to certain qualified institutional buyers. Caesars Entertainment received an aggregate purchase price of $6.2 million for the shares. These shares were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. Upon completion of the sale, Caesars Entertainment’s guarantee of our outstanding secured and unsecured notes was automatically released (see Note 10, "Stockholders' Equity").
CEOC Common Stock Split. In May 2014, we effected a 1,000-for-1 split of our common stock. Unless otherwise stated, all applicable share and per-share data presented herein have been retroactively adjusted to give effect to this stock split. As of September 30, 2014, we had 1.4 million shares of common stock issued and outstanding (see Note 10, "Stockholders' Equity").
Incremental Term Loan. In July 2014, we completed the offering of $1,750.0 million of incremental term loans ("Incremental Term Loans" or "Term Loan B7") due March 1, 2017, with a springing maturity to 90 days prior to March 1, 2017, if more than $500.0 million of our Term Loan B5 or Term Loan B6 remain outstanding on such date. The Incremental Term Loans were incorporated into the Credit Facilities, as amended. We used the net cash proceeds from the Incremental Term Loans to complete the repayment of 2015 maturities and reducing certain outstanding term loans, as described below (see Note 9, "Debt").
Repayment of 2015 maturities. In July 2014, we completed a cash tender offer for any and all of the $791.8 million aggregate principal amount outstanding of our 5.625% Senior Notes due 2015. We received tenders from the holders of $44.4 million aggregate principal amount of the 5.625% Notes. In addition, pursuant to note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC and other debt redemptions, we purchased an additional $747.4 million in aggregate principal amount of the 5.625% Notes. Consideration for the purchase of these notes was $830.3 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $52.6 million on the 5.625% Senior Notes.
We also completed a cash tender offer for any and all of the $190.0 million aggregate principal amount outstanding of our 10.00% Second-Priority Senior Secured Notes due 2015. We received tenders from the holders of $103.0 million aggregate principal amount of the 10.00% Notes. In addition, pursuant to note purchase agreements with a significant third-party holder and a subsidiary of CGP LLC, we purchased an additional $83.2 million in aggregate principal amount of the 10.00% Notes. Consideration for the purchase of these notes was $190.9 million. As a result of these repayments, we recognized a loss on early extinguishment of debt of $13.5 million on the 10.00% Senior Notes. As a result of the tender offers and the note purchases, we retired approximately 100.0% of the outstanding amount of the 5.625% Notes and approximately 98.0% of the outstanding amount of the 10.00% Notes (see Note 9, "Debt").

Repayments of Certain Term Loans. In connection with the assumption of the Incremental Term Loans and the consummation of the amendment to the Credit Facilities, the Company repaid $794.6 million in certain term loans as follows: $16.4 million in aggregate principal of the Term Loan B1; $12.6 million in aggregate principal of the Term Loan B3; $578.2 million in aggregate principal of the Term Loan B4; $54.3 million in aggregate principal of the Term Loan B5; and $133.1 million in aggregate principal of the Term Loan B6 held by consenting lenders at par under the existing Credit Facilities. As a result of these repayments, we recognized a loss on early extinguishment of debt of $22.2 million (see Note 9, "Debt").
Bank Amendment. In July 2014, we amended our senior secured credit facilities to, among other things: (i) modify the financial maintenance covenant to increase the leverage ratio level, (ii) exclude the new Incremental Term Loans from the definition of "Senior Secured Leverage Ratio" for purposes of such covenant, and (iii) modify CEC’s guarantee under the senior secured credit facilities such that CEC’s guarantee is limited to a guarantee of collection with respect to obligations owed to the lenders who consented to the Bank Amendment (see Note 9, "Debt").
Note Purchase and Support Agreement. In August 2014, CEOC and CEC announced that they reached an agreement with certain holders of CEOC’s outstanding 6.50% Senior Notes and 5.75% Senior Notes in connection with a private refinancing transaction, pursuant to which, Holders have agreed to sell to CEC and CEOC an aggregate principal amount of $89.4 million of the 6.50% Senior Notes and an aggregate principal amount of $66.0 million of the 5.75% Senior Notes. CEC agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate. In addition, CEOC agreed to pay such Holders a ratable amount of $77.7 million of cash in the aggregate and plus agreed to pay such Holders accrued and unpaid interest in cash. CEC agreed to contribute $426.6 million in aggregate principal of Senior Notes to CEOC for cancellation (see Note 9, "Debt").
Registration Rights Agreement. In August 2014, CEOC entered into a Registration Rights and Cooperation Agreement (the “Registration Rights Agreement”), by and between CEOC and CAC. Pursuant to the Registration Rights Agreement, CEOC granted CAC registration rights to, and agreed to assist and cooperate with CAC in conducting a possible private placement of the CEOC 6.50% Senior Notes due 2016 and the CEOC 5.75% Senior Notes due 2017. Pursuant to the Registration Rights Agreement, CEOC agreed to on or before October 31, 2014: (i) prepare a “shelf” registration statement (the "Shelf Registration Statement"); (ii) use commercially reasonable efforts to have the Shelf Registration Statement declared effective by the Securities Exchange Commission (the "SEC") and (iii) use commercially reasonable efforts to maintain the effectiveness of the Shelf Registration Statement, as further specified in the Registration Rights Agreement.
CEOC determined that it was not commercially viable to prepare and have a Shelf Registration Statement effective by October 31, 2014. Because CEOC did not file or maintain the effectiveness of a filed Shelf Registration Statement as of that date, CAC can request that (i) CEOC register all or part of the Senior Notes under the Securities Act of 1933 and/or (ii) CEOC assist and cooperate in the conducting of a private placement of the Senior Notes received by CAC pursuant to the Notes Distribution, subject to certain black-out periods. As of the date of this filing, CAC has not requested any further actions from the Company in regards to the registering of the Senior Notes or assistance in conducting of a private placement of the Senior Notes (see Note 22, "Related Party Transactions").
Rights Granted to First Lien Creditors. In September 2014, at the request of certain holders of our first priority senior secured notes, the Company and subsidiary parties of the Collateral Agreement dated December 24, 2008 (together with CEOC, the “Pledgors”) granted to Credit Suisse AG, Cayman Islands Branch (the “Collateral Agent”) a security interest in and lien on all such Pledgor’s rights, title, and interest in the alleged Commercial Tort Claims that are identified in the Amended and Restated Waiver Agreement dated August 12, 2014. The Company maintains that the granting of the security interests and related liens is not an acknowledgment or admission by any Pledgor or any other person or entity that any of the alleged Commercial Tort Claims have any merit or value, or that any Pledgor has any right, title or interest to the alleged claims.
In October 2014, the Company entered into certain control arrangements with the Collateral Agent in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict our ability to utilize cash and are not expected to have an operational impact on the Company (see Note 23, "Subsequent Events").
Negotiations with Lenders. In September 2014, it was announced that CEC and CEOC had executed non-disclosure agreements with certain first lien creditors of the Company's 11.25% senior secured notes due 2017; our 8.5% senior secured notes due 2020 and our 9% senior secured notes due 2020 in an effort to restructure the Company's debt.
In October 2014, it was announced that CEC and CEOC had executed non-disclosure agreements (NDA's) with certain beneficial holders of debt, including senior secured term loans, issued by the Company pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure the Company's debt (see Note 23, "Subsequent Events" ).

Also in October 2014, it was announced that one of the First Lien Creditors that had previously executed an NDA did not extend its NDA. While CEC and CEOC are no longer in discussions with the one First Lien Creditor who did not extend its NDA, and while no agreement has been reached yet on the terms of a restructuring, CEC and CEOC are continuing discussions with the remaining First Lien Creditors all of whom have extended their NDAs. (see Note 23, "Subsequent Events").
Property Closures
Gaming activity in the U.S. has declined since 2007 while regional competition and supply has increased. These market dynamics have negatively impacted our regional and consolidated results. In response to these conditions, we have closed three properties in 2014 as follows:
Showboat Atlantic City. On August 31, 2014, we permanently closed Showboat Atlantic City. During the second quarter of 2014, we recorded a $4.8 million charge for severance costs and in the three months ended September 30, 2014, we recorded an additional $15.8 million charge related to exit costs.
Harrah's Tunica. On June 2, 2014, we permanently closed Harrah's Tunica in Tunica, Mississippi. In the first quarter of 2014 we recorded intangible and tangible asset impairment charges totaling $65.0 million. During the second quarter of 2014 we recorded a charge for approximately $10.9 million related to exit costs and $3.6 million related to severance costs.
Golden Nugget. In February 2014, we permanently closed our Golden Nugget casino in London, England. As a result, in the first quarter of 2014 we recorded charges of $1.7 million related to the impairment of intangible and tangible assets and $13.1 million related to exit costs.
Other Matters
Iowa Dog Racing Legislation. As a result of new legislation passed in May 2014 in the State of Iowa, we are required to cease our greyhound racing activities at our Horseshoe Council Bluffs casino in Council Bluffs, Iowa, effective December 31, 2015. The new legislation also requires that we pay a total of $65.0 million to the Iowa Racing and Gaming Commission over a seven-year period, beginning on January 2016. These exit costs were recorded at the present value of the future liability and will be accreted over the term of the payments. The liability related to the exit costs was $41.4 million as of September 30, 2014.
Recent Accounting Pronouncements
For discussions of the adoption and potential impacts of recently issued accounting standards, refer to Note 3, "Recently Issued Accounting Pronouncements."
Basis of Presentation
Due to our continuing involvement with The LINQ (defined within "LINQ and Octavius Tower Results of Operations" below) subsequent to its sale to CERP, we consolidated the net assets and income statement impacts of The LINQ from the date of sale to CERP in October 2013 through May 5, 2014. As a result of our sale of the LINQ Hotel as described in Note 5, "Property Transaction with CGP LLC" and the resultant assumption by CGP LLC of our lease of certain space in The LINQ, we no longer had such continuing involvement and we no longer consolidated The LINQ in our Consolidated Financial Statements. We also had continuing involvement with Octavius Tower subsequent to its sale to CERP in October 2013; however, we continue to consolidate it. Therefore, the three month period ending September 30, 2014 includes the impact of consolidating the results of Octavius Tower and the nine month period ending September 30, 2014 includes the impact of consolidating the results of The LINQ (through May 5, 2014 only) and Octavius Tower.
Property Aggregation
The executive officers of the Company review operating results, assess performance, and make decisions related to the allocation of resources on a property-by-property basis. We believe, therefore, that each property is an operating segment and that it is appropriate to aggregate and present the operations of the Company as one reportable segment. To provide more meaningful information than would be possible on a consolidated basis, the Company's casino properties have been grouped into their major categories to facilitate discussion of the Company's operating results.
Operating Results - Detailed Information
We perform impairment assessments on our goodwill and non-amortizing intangible assets at least annually, but more frequently if impairment indicators exist. We also review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset (or asset group) may not be recoverable from the estimated future cash flows of that asset (or asset group). We incorporate estimates of our future performance into these assessments, such as EBITDA, revenues, cash flows, and other market factors, the results of which can often be different from our projections.
Based upon the results of these assessments, we recorded impairments related to continuing operations totaling $388.3 million and $795.9 million for the three months ended September 30, 2014 and 2013, respectively. We recorded impairments related to continuing operations totaling $418.1 million and $898.8 million for the nine months ended September 30, 2014 and 2013, respectively. The impairments related to tangible assets, goodwill, gaming rights, and trademarks. The 2014 impairment charges were driven by third quarter impairments of $181.3 million related to goodwill, $156.6 million related to gaming rights, and $50.4 million related to tangible assets. These impairment charges were primarily attributable to a decline in recent performance and downward adjustments to expectations of future performance at the related properties. The 2013 impairment charges were driven by third quarter impairments of $500.5 million related to certain Atlantic City properties, $112.3 million related to goodwill, $96.5 million related to trademarks, and $86.6 million related to gaming rights. These impairment charges were primarily attributable to the continued weakness in visitation resulting largely from intense regional competition. In addition, we have experienced negative trends in operating results in certain other markets, which resulted in impairment charges in addition to those related to the Atlantic Coast properties.
Discussion of Results of Operations

	Three Months Ended September 30,				Percent Favorable/ (Unfavorable)(f)
	2014			2013
(Dollars in millions) (a)	Octavius(b)	CEOC Financial Information(c)	CEOC Consolidated Results(d)	CEOC Consolidated Results(d)
Casino revenues	$—	$910.4	$910.4	$1,106.4	(17.7)%
Net revenues	—	1,253.3	1,253.3	1,519.3	(17.5)%
Loss from operations	(7.0)	(304.3)	(311.3)	(601.7)	49.4%
Loss from continuing operations, net of income taxes	(11.4)	(816.1)	(827.5)	(968.8)	15.8%
Loss from discontinued operations, net of income taxes	—	(48.0)	(48.0)	(99.4)	51.7%
Net loss attributable to CEOC	(11.4)	(863.7)	(875.1)	(1,066.1)	19.0%
Property EBITDA (b)(e)	1.2	231.8	233.0	354.5	(34.6)%

	Nine Months Ended September 30,				Percent Favorable/ (Unfavorable)(f)
	2014			2013
(Dollars in millions) (a)	LINQ/Octavius(b)	CEOC Financial Information(c)	CEOC Consolidated Results(d)	CEOC Consolidated Results(d)
Casino revenues	$—	$2,838.3	$2,838.3	3,312.0	(14.3)%
Net revenues	22.7	3,939.1	3,961.8	4,528.5	(13.0)%
Loss from operations	(1.8)	(158.8)	(160.6)	(412.1)	61.5%
Loss from continuing operations, net of income taxes	(35.8)	(1,466.4)	(1,502.2)	(1,554.1)	5.6%
Loss from discontinued operations, net of income taxes	—	(149.0)	(149.0)	(124.9)	(19.3)%
Net loss attributable to CEOC	(35.8)	(1,618.2)	(1,654.0)	(1,681.8)	3.8%
Property EBITDA (b)(e)	33.0	711.4	744.4	1,026.3	(30.7)%
______________

*	Not meaningful

(a)
Casino revenues, net revenues, income/(loss) from operations, and loss from continuing operations, net of income taxes for all periods presented in the tables above exclude the results of the Harrah's St. Louis casino, the Alea Leeds casino, the subsidiaries that held our land concession in Macau, the Golden Nugget casino, Harrah's Tunica and Showboat Atlantic City, all of which are presented as discontinued operations.

(b)
Due to our continuing involvement with The LINQ and Octavius Tower of Caesars Palace Las Vegas, these properties' results are included in our results during the periods in which they have been consolidated. For more detail, see "Basis of Presentation" above.

(c)	CEOC Financial Information represents the disaggregation of CEOC Consolidated Results.

(d)
CEOC Consolidated Results represents the results of operations and certain key metrics of CEOC as included in our Consolidated Statements of Operations in conformity with accounting principles generally accepted in the United States ("GAAP").

(e)
Property EBITDA is a non-GAAP financial measure that is defined and reconciled to its most comparable GAAP measure later in this document. Property EBITDA is included because the Company's management uses Property EBITDA to measure performance and allocate resources, and believes that Property EBITDA provides investors with additional information consistent with that used by management.

(f)	Percentages are 2013 CEOC Consolidated Results as compared to 2014 CEOC Financial Information. See below for description and discussion of the disaggregation of LINQ/Octavius.

The tables above disaggregate our results of operations and key metrics into two components: (1) the impact of consolidating the results of Octavius Tower for the three months ended September 30, 2014 and The LINQ and Octavius Tower for the nine months ended September 30, 2014 (noted in the above tables as "Octavius" and "LINQ/Octavius," respectively), and (2) the remaining disaggregated components of our results of operations and key metrics ("CEOC Financial Information"). Due to our continuing involvement with Octavius Tower, we continue to consolidate this property and the related net assets and income statement impacts into our financial results subsequent to CERP's ownership of this property in October 2013. For more detail, see "LINQ and Octavius Tower Results of Operations" below.
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
LINQ and Octavius Tower Results of Operations
On April 25, 2011, Octavius Linq Holding Company, LLC, our indirect wholly owned subsidiary, and its two direct wholly owned subsidiaries, Caesars Octavius LLC (“Caesars Octavius”) and Caesars Linq, LLC (“Caesars Linq”), were formed to pursue the development of the Octavius Tower and The LINQ. Caesars Octavius leases Octavius Tower to Desert Palace, Inc., commonly known as Caesars Palace, our indirect wholly owned subsidiary. Caesars Linq owns a tract of real property on which Caesars has developed a retail, dining, and entertainment corridor located between the LINQ Hotel and the Flamingo Las Vegas on the Las Vegas Strip ("The LINQ”). Caesars Linq leases the gaming space in The LINQ to 3535 Newco, LLC, doing business as The LINQ Hotel & Casino, which we sold to CGP LLC on May 5, 2014. The lease payments under the Caesars Octavius lease is $35.0 million annually through expiration in April 2026. The lease payment on The LINQ had been $15.0 million annually through the date of the sale.
The following discussion and analysis assesses, on a disaggregated basis, the impact of The LINQ and Octavius Tower on our results of operations and key metrics during the period in which they have been consolidated. See "Basis of Presentation" above for more detail. The loss from operations reflects all rental payments made by us to CERP, described above as principal and interest on the presumed financing under the effective interest method. Accordingly, this treatment effectively moves rental payments through interest costs, which increases the Property EBITDA key metric presented in the tables above.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net revenues	$—	$—	$22.7	$—
Loss from operations	(7.0)	—	(1.8)	—
Net loss attributable to CEOC	(11.4)	—	(35.8)	—
Property EBITDA	1.2	—	33.0	—
Due to the timing of the transfer of The LINQ and Octavius Tower to CERP, there are no comparable period results; accordingly, the entire results of The LINQ and Octavius Tower in our Consolidated Condensed Financial Statements represents a variance to the prior year comparable period.
Impact of Property Sales
We completed the sale of four properties (The Cromwell, Bally's Las Vegas, the LINQ Hotel, and Harrah's New Orleans) to CGP LLC in May 2014, as well as the sale of Planet Hollywood Resort & Casino to CGP LLC in October 2013 (together, the "Sold Properties"). The sales of these five properties ("Property Sales") drove material changes in our results. Due to the timing of the Property Sales, the prior year contains results for the full three and nine months ended September 30, 2013 for all of the Sold Properties, while the current year contains no Planet Hollywood revenues in either the three and nine months ended September 30, 2014, and contains results for the four properties sold to CGP LLC in May 2014 for the entire three months ended March 31, 2014, but only for the portion of the three months ended June 30, 2014 up through the date of the sale. For more information on the Property Sales, see Summary of 2014 Events above and Note 5, "Property Transaction with CGP LLC").

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
Consolidated Net Revenues

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Net Revenues	$1,253.3	$1,519.3	(17.5)%	$3,939.1	$4,528.5	(13.0)%
Three Months Ended September 30, 2014 compared with September 30, 2013
Net revenues declined $266.0 million, or 17.5%, compared with the prior year quarter, primarily due to a decline in casino revenue of $196.0 million, or 17.7%. The decline in casino revenue was driven by the Property Sales, which accounted for $156.0 million, or 79.6%, of the casino revenue decrease. The remainder of the decrease in casino revenue was primarily related to unfavorable hold at Caesars Palace Las Vegas and an 8% decline in gaming volume for slot play at our domestic properties. Overall visitation in the third quarter 2014 decreased 12.7% compared to the prior year primarily driven by our Atlantic City properties and other regional markets, which was partially offset by a slight increase in spend per trip. In addition, room revenue declined $63.2 million, or 34.9%, and food and beverage revenue declined $46.0 million, or 19.1%. The Property Sales were the primary driver of these declines, accounting for $56.5 million, or 89.4%, of the decline in room revenue and $48.8 million, or 106.1%, of the decline in food and beverage revenue. Partially offsetting this activity was a $37.9 million decrease in promotional allowances, also primarily related to our Property Sales, a $24.9 million increase in casino revenue at our international properties, a $15.3 million increase primarily related to the addition of Planet Hollywood management fees and a $13.3 million increase in management fees at our managed properties. Our regional markets and Atlantic City experienced a decline of 1.8% in net revenues in the third quarter compared with the prior year, excluding the impact of the Property Sales described above.
Nine Months Ended September 30, 2014 compared with September 30, 2013
Net revenues declined $589.4 million, or 13.0%, compared with the prior year period, primarily due to a decline in casino revenue of $473.7 million or 14.3%. The impact of the Property Sales and the Conrad sale drove the majority of the decrease with a $300.6 million decline in casino revenue for Property Sales and a $65.2 million decline related to the Conrad sale. The remainder of the decrease in casino revenue was primarily due to a 7% decline in gaming volume for slot play, in addition to unfavorable hold in certain regional markets and Atlantic City. Overall visitation decreased 9.9% driven primarily by our Atlantic City properties and other regional markets, which was partially offset by a slight increase in spend per trip. In addition, room revenue declined $135.8 million, or 25.2%, and food and beverage revenue declined $109.8 million, or 15.2%. The Property Sales were the primary driver for these declines, accounting for $121.9 million, or 89.8%, of the decline in room revenue and $105.7 million, or 96.3%, in food and beverage revenue. Partially offsetting these revenue declines was an $81.4 million decrease in promotional allowances, also primarily related to our Property Sales, and a $25.8 million increase in management fees at our managed properties. Our regional markets and Atlantic City experienced a decline of 6.4% in net revenues during the nine months ended September 30, 2014 compared with the prior year period, excluding the impact of the Property Sales described above.

Analysis of Net Revenues on a Disaggregated Basis

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Domestic	$1,037.6	$1,105.4	(6.1)%	$2,997.9	$3,179.8	(5.7)%
Managed, international and other	215.7	167.0	29.2%	665.1	576.0	15.5%
Sold Properties	—	246.9	(100.0)%	276.1	772.7	(64.3)%
Total	$1,253.3	$1,519.3		$3,939.1	$4,528.5
Three Months Ended September 30, 2014 compared with September 30, 2013
Domestic net revenues declined $67.8 million, or 6.1%, compared with the prior year quarter, primarily due to a decline of $64.9 million, or 7.2%, in casino revenue. This decrease was primarily due to unfavorable hold at Caesars Palace Las Vegas and an 8% decline in gaming volume for slot play. Overall visitation in the third quarter 2014 decreased 12.7% compared to the prior year primarily driven by our Atlantic City properties and other regional markets, which was partially offset by a slight increase in spend per trip. As described above, our regional markets and Atlantic City experienced a decline of 1.8% in net revenues in the third quarter compared with the prior year, excluding the impact of the Property Sales described above.
Managed, international and other net revenues increased $48.7 million, or 29.2%, compared with the prior year quarter, primarily due to a $24.9 million increase in casino revenue at our international properties, $15.3 million increase primarily related to the addition of Planet Hollywood management fees and a $13.3 million increase in management fees driven by the addition of the Sold Properties as managed properties.
Net revenues related to our Sold Properties declined $246.9 million, or 100.0%, compared with the prior year quarter, due to the transfer of ownership of the related properties to CGP LLC in May 2014.
Nine Months Ended September 30, 2014 compared with September 30, 2013
Domestic net revenues declined $181.9 million, or 5.7%, compared with the 2013 period, primarily due to a decline of $151.7 million, or 5.9%, in casino revenue. This decrease was primarily due to a 7% decline in gaming volume for slot play, in addition to unfavorable hold in certain regional markets and Atlantic City. Overall visitation decreased 9.9% driven primarily by our Atlantic City properties and other regional markets, which was partially offset by a slight increase in spend per trip. As described above, our regional markets and Atlantic City together experienced a decline of 6.4% in net revenues during the nine months ended September 30, 2014 compared with the 2013 period, excluding the impact of the Property Sales described above.
Managed, international and other net revenues increased $89.1 million, or 15.5%, compared with the 2013 period, primarily due to an $80.5 million increase in reimbursed management costs primarily related to the addition of Planet Hollywood and a $25.8 million increase in management fees driven by the addition of the Sold Properties as managed properties. This increase was partially offset by the reduction of revenues resulting from the Conrad sale in the second quarter 2013.
Net revenues related to our Sold Properties declined $496.6 million, or 64.3%, compared with the 2013 period, due to the Impact of the Property Sales described above.
Consolidated Loss from Operations

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Income/(loss) from operations	$(304.3)	$(601.7)	49.4%	$(158.8)	$(412.1)	61.5%
Three Months Ended September 30, 2014 compared with September 30, 2013
Loss from operations was $304.3 million compared with $601.7 million in the prior year quarter, resulting in a favorable change of $297.4 million, or 49.4%. The improvement in 2014 compared with the prior year quarter was driven by lower intangible and tangible asset impairment charges and lower operating expenses from the Property Sales, partially offset by the income impact of the decline in net revenues.

Nine Months Ended September 30, 2014 compared with September 30, 2013
Loss from operations was $158.8 million compared with $412.1 million in the prior year period, resulting in a favorable change of $253.3 million, or 61.5%. The improvement in 2014 compared with the prior year period was driven by lower intangible and tangible asset impairment charges, partially offset by the income impact of the decline in net revenues, $41.4 million of exit-related costs recorded in 2014 as a result of the Iowa Dog Racing Legislation and lower operating expenses from the Property Sales.
Analysis of Loss from Operations on a Disaggregated Basis

	Three Months Ended September 30,		Percent Favorable/ (Unfavorable)	Nine Months Ended September 30,		Percent Favorable/ (Unfavorable)
(Dollars in millions)	2014	2013		2014	2013
Domestic	$(263.5)	$(512.2)	48.6%	$(85.1)	$(365.5)	76.7%
Managed, international and other	(41.8)	(116.8)	64.2%	(113.6)	(165.1)	31.2%
Sold Properties	1.0	27.3	(96.3)%	39.9	118.5	(66.3)%
Total	$(304.3)	$(601.7)		$(158.8)	$(412.1)
Three Months Ended September 30, 2014 compared with September 30, 2013
Domestic loss from operations was $263.5 million compared with $512.2 million in the prior year quarter resulting in a favorable change of $248.7 million, or 48.6%. This change was attributed to lower intangible and tangible asset impairment charges, which was partially offset by the income impact of the decline in net revenues.
Managed, international and other loss from operations decreased by $75.0 million, or 64.2%. This decrease was attributed to lower intangible and tangible asset impairment charges due to no impairments in the 2014 quarter compared with $96.5 million of impairments in the 2013 quarter and the income impact of the increase in management fees related to the Sold Properties, which are now managed by CEOC. The decline in operating loss was partially offset by an increase in corporate expenses of $36.1 million due to certain professional fees associated with the numerous corporate transactions and costs associated with stock-based compensation programs.
Income from operations related to our Sold Properties decreased by $26.3 million, or 96.3%. The decrease is a function of the Impact of the Property Sales described above.
Nine Months Ended September 30, 2014 compared with September 30, 2013
Domestic loss from operations was $85.1 million compared with $365.5 million in the prior year period, resulting in a favorable change of $280.4 million, or 76.7%. The improvement was primarily due to lower intangible and tangible asset impairment charges, which also resulted in lower depreciation and amortization expense in the current period. This improvement was partially offset by $41.4 million of exit-related costs for the Iowa Dog Racing Legislation and the income impact of the reduction in net revenues.
Managed, international and other loss from operations decreased by $51.5 million, or 31.2%. This was driven by lower intangible and tangible asset impairment charges of $17.8 million in 2014 compared with $96.5 million in the 2013 period, lower amortization expense, and the income impact of the increase in management fees related to the Sold Properties, which are now managed by CEOC. These decreases to operating loss were partially offset by an increase in corporate expenses of $70.6 million due to certain professional fees associated with the numerous corporate transactions and costs associated with stock-based compensation programs.
Income from operations related to our Sold Properties decreased by $78.6 million, or 66.3%. The decrease is a function of the impact of the Property Sales described above.

Other Factors Affecting Net Loss

	Three Months Ended September 30,				Percent Favorable/ (Unfavorable)(a)
	2014			2013
(Dollars in millions)	LINQ/Octavius	CEOC Financial Information	CEOC Consolidated Results	CEOC Consolidated Results
Interest expense	$(4.5)	$(579.4)	$(583.9)	$(539.8)	(7.3)%
Loss on early extinguishment of debt	—	(113.5)	(113.5)	(0.3)	*
Income tax benefit	—	168.6	168.6	173.3	(2.7)%
Loss from discontinued operations, net of income taxes	—	(48.0)	(48.0)	(99.4)	51.7%
____________________
*     Not meaningful

(a)	Percentages are 2013 CEOC Consolidated Results as compared to 2014 CEOC Financial Information. See above for description and discussion of the disaggregation of LINQ/Octavius.

	Nine Months Ended September 30,				Percent Favorable/ (Unfavorable)(a)
	2014			2013
(Dollars in millions)	LINQ/Octavius	CEOC Financial Information	CEOC Consolidated Results	CEOC Financial Information
Interest expense	$(34.0)	$(1,633.4)	$(1,667.4)	$(1,612.9)	(1.3)%
Loss on early extinguishment of debt	—	(113.5)	(113.5)	(29.8)	*
Gain/(loss) on partial sale of subsidiary	—	(3.1)	(3.1)	44.1	*
Income tax benefit	—	424.0	424.0	449.2	(5.6)%
Loss from discontinued operations, net of income taxes	—	(149.0)	(149.0)	(124.9)	(19.3)%
____________________
*    Not meaningful

(a)	Percentages are 2013 CEOC Consolidated Results as compared to 2014 CEOC Financial Information. See above for description and discussion of the disaggregation of LINQ/Octavius.
Interest Expense
During the three months ended September 30, 2014, excluding the impact of LINQ/Octavius, interest expense increased $39.6 million or 7.3% over the prior year quarter. This increase was due to higher interest rates on refinanced debt and certain refinancing costs for modified term loan debt. This was partially offset due to lower debt balances due to repayments on the 5.75% and 6.5% bonds. During the nine months ended September 30, 2014, interest expense increased by $20.5 million or 1.3%, over the prior year primarily due to the same factors.
Loss on Early Extinguishment of Debt
During the nine months ended September 30, 2014, we recognized a loss on early extinguishments of debt of $113.5 million. This loss includes a $52.6 million loss related to the 5.625% Notes due 2015; a $13.5 million loss related to the 10.0% Senior Notes due 2015; a $25.2 million loss on the 6.5% and 5.75% Senior Notes and a $22.2 million loss related to the early repayment of selected Term Loans. During the nine months ended September 30, 2013, we recognized a loss on early extinguishments of debt of $29.8 million primarily related to extinguishments of debt under the Credit Facilities in the first quarter 2013.
Gain on Partial Sale of Subsidiary
In connection with the sale of 45% of Baluma S.A. to Enjoy, we recognized a gain of $44.1 million during the nine months ended September 30, 2013.

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
The effective tax rate benefits for the three months ended September 30, 2014 and 2013 were 16.9% and 15.2%, respectively, and for the nine months ended September 30, 2014 and 2013 were 22.0% and 22.4%, respectively. The effective tax rate benefits for the three and nine months ended September 30, 2014 and 2013, were unfavorably impacted by nondeductible goodwill impairments and an increase in the federal valuation allowance against losses from continuing operations. The effective tax rate benefit for the nine months ended September 30, 2014 was favorably impacted by a tax benefit from the reversal of uncertain state tax positions. The effective rate benefit for the nine months ended September 30, 2013 was favorably impacted by a discrete tax benefit from a capital loss resulting from a tax election made for U.S. federal income tax purposes during the first quarter of 2013 which was retroactive to December 2012.
Loss from discontinued operations, net of income taxes
Showboat Atlantic City. On August 31, 2014, we permanently closed Showboat Atlantic City. During the second quarter of 2014, we recorded a $4.8 million charge for accrued severance costs and an additional $15.8 million charge related to accrued exit costs in the three months ended September 30, 2014.
Harrah's Tunica. On June 2, 2014, we permanently closed Harrah's Tunica in Tunica, Mississippi. In the first quarter 2014, we recorded intangible and tangible asset impairment charges totaling $65.0 million. During the second quarter of 2014 we recorded a charge for approximately $10.9 million related to exit costs and $3.6 million related to severance costs.
Golden Nugget. In February 2014, we permanently closed our Golden Nugget casino in London, England. As a result, in the first quarter of 2014, we recorded charges of $1.7 million related to the impairment of intangible and tangible assets and $13.1 million related to accrued exit costs.
Macau. In November 2013, we sold the equity interests of our subsidiaries that held a land concession in Macau.
Alea Leeds. In March 2013, we closed the Alea Leeds casino in England.
The operating results of these properties have been classified as discontinued operations for all periods presented and are excluded from the results of continuing operations presented in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2014, loss from discontinued operations, net of income taxes, was $48.0 million and $149.0 million, respectively, and was primarily related to our closure of Showboat Atlantic City, Golden Nugget casino in London and Harrah's Tunica in Mississippi, compared with $99.4 million and $124.9 million in the 2013 periods, which also included the impact of the closure of the Alea Leeds casino and an impairment related to the Macau sale.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
We are a highly leveraged company, and a significant amount of our liquidity needs are for debt service, including significant interest payments. As of September 30, 2014, we had $18,415.2 million face value of outstanding indebtedness and our current debt service obligation over the next twelve months is $1,829.5 million, consisting of $82.1 million in principal maturities and $1,747.4 million in required interest payments. See Note 9, "Debt," for details on our debt outstanding and restrictive covenants related to certain of our borrowings. This detail includes, among other things, a table presenting details of our individual borrowings outstanding as of September 30, 2014 and December 31, 2013, as well as discussion of recent changes in our debt outstanding, and any changes in the terms of existing debt subsequent to December 31, 2013.
As a result of our debt service requirements and a general decline in gaming activity since 2007, with Atlantic City properties and our regional markets being more heavily impacted by this trend, we have experienced substantial net losses and operating losses in recent years, resulting in total stockholders' deficit of $7,518.8 million as of September 30, 2014. Further, we expect to experience net losses and operating losses for the foreseeable future.

On a consolidated basis, cash and cash equivalents, excluding restricted cash, totaled $1,479.9 million at September 30, 2014 compared with $1,438.7 million at December 31, 2013. We experienced negative operating cash flows of $548.7 million for the nine months ended September 30, 2014, and we expect to experience negative operating cash flows for the foreseeable future.
We do not currently expect that our cash flows from operations will be sufficient to repay our indebtedness and we will need to pursue additional debt or equity offerings or seek a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code.
We have sufficient liquidity at present, including our ability to borrow under any of our credit arrangements as described in Note 9, "Debt." However, we estimate, that absent a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code, based on our current operating forecasts and their underlying assumptions, we will require additional sources of liquidity to fund our operations and obligations beginning during the fourth quarter of 2015. These factors raise substantial doubt as to our ability to continue as a going concern beyond the fourth quarter of 2015. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
During the nine months ended September 30, 2014, we have been undertaking a number of actions to mitigate this uncertainty. For more information on these actions and the impact that the related transactions have on our liquidity and capital structure, see Note 5, "Property Transaction with CGP LLC," Note 9, “Debt," and Note 10, "Stockholders' Equity.”
Also see Note 15, "Litigation, Contractual Commitments and Contingent Liabilities," and Note 23, "Subsequent Events” for more information regarding Noteholder disputes and claims related to these actions and transactions. If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and Noteholders to recover on claims under our indebtedness.
On September 12, 2014, it was announced that the Company and its parent, CEC, had executed NDAs with certain first lien creditors of the Company's 11.25% senior secured notes due 2017, our 8.5% senior secured notes due 2020, and our 9% senior secured notes due 2020 in an effort to restructure the Company's debt.
On October 17, 2014, it was announced that the Company and its parent, CEC, had executed NDAs with certain beneficial holders of debt, including senior secured term loans, issued by the Company pursuant to the Third Amended and Restated Credit Agreement dated July 25, 2014, by and among CEC, CEOC, the lender parties and Credit Suisse AG, Cayman Islands Branch, as administrative agent, in an effort to restructure the Company's debt.
On October 29, 2014, it was announced that one of the First Lien Creditors that had previously executed an NDA did not extend its NDA. While no agreement has been reached yet on the terms of a restructuring, the Company and CEC are continuing discussions with the remaining first lien creditors, excluding the one which failed to extend its NDA.
On October 16, 2014, the Company entered into certain control arrangements with the Collateral Agent in order to provide the first lien secured creditors with a perfected lien on its cash. Such arrangements do not restrict our ability to utilize cash and are not expected to have an operational impact on CEOC (see Note 23, "Subsequent Events").
From time to time, depending upon market, pricing, and other conditions, and on our cash balances and liquidity, we may seek to acquire or exchange notes or other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption, exchange offers or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration, including our common stock. In addition, we have considered and will continue to evaluate potential transactions to reduce net debt, such as debt for debt exchanges, debt for equity exchanges or restructuring transactions.

Our ability to refinance or restructure our debt, or to issue additional debt or equity, will depend upon, among other things:

•	the condition of the capital markets at the time, which is beyond our control;

•	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control;

•	our continued compliance with the terms and covenants in our credit facilities, indentures and loan agreements that govern our debt; and

•	the results of ongoing discussions with the Company's Noteholders and lenders.

The foregoing are forward-looking statements based on assumptions as of the date of this filing that may or may not prove to be correct. Actual results may differ materially from our present expectations. Factors that may cause actual results to differ materially from present expectations include, without limitation, the results of ongoing discussion with our lenders and noteholders and the impact positive or negative changes in the operational and other matters assumed in preparing our forecasts would have on our ability to continue as a going concern.

For a discussion of matters that could impact our ability to continue as a going concern through December 31, 2015, including our ongoing discussions with our lenders and noteholders, see “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995.”
Financing, Debt Covenant Compliance and Restrictions
For discussion of our 2014 financing activities, see "Long-term debt, recent activity," "Credit Facilities," "Note Purchase and Support Agreement" in Note 9, "Debt."
For details regarding our debt covenants, see "Restrictive Covenants and Other Matters" in Note 9, "Debt."
Additional Debt Covenant Compliance and Restrictions
In addition, certain covenants contained in our Credit Facilities, as amended by the Bank Amendments, and indentures covering our second priority senior secured notes and first priority senior secured notes restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet a fixed charge coverage ratio (LTM Adjusted EBITDA - Pro Forma - CEOC Restricted to fixed charges) of at least 2.0 to 1.0, a total first priority secured leverage ratio (first priority senior secured debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 4.5 to 1.0 and/or a consolidated leverage ratio (consolidated total debt to LTM Adjusted EBITDA - Pro Forma - CEOC Restricted) of no more than 7.25 to 1.0. As of September 30, 2014, our total first priority secured leverage ratio and consolidated leverage ratio were 10.75 to 1.0 and 17.21 to 1.0, respectively.  For the twelve months ended September 30, 2014, our LTM Adjusted EBITDA-Pro Forma - CEOC Restricted were insufficient to cover fixed charges by $1,146.5 million. For purposes of calculating the fixed charge coverage ratio, fixed charges includes consolidated interest expense less interest income and any cash dividends paid on preferred stock (other than amounts eliminated in consolidation). For purposes of calculating the total first priority secured leverage ratio and the consolidated leverage ratio, the amounts of first priority senior secured debt and consolidated total debt, respectively, are reduced by the amount of unrestricted cash on hand. The covenants that provide for the fixed charge coverage ratio, total first priority secured leverage ratio and consolidated leverage ratio described in this paragraph are not maintenance covenants.
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
Cost Savings Initiatives
We are intensely focused on ensuring operating costs are aligned with the current environment to enhance CEOC’s profitability. To that end, we are acting to reduce expenses and increase EBITDA across the company through a variety of identified initiatives in operations, marketing and corporate expenses. We expect to produce an incremental $165.0 million to $200.0 million of EBITDA in 2015 as a result of these actions. The overwhelming majority of this increase will be driven by cost savings.
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
For the nine months ended September 30, 2014, our capital spending totaled $291.8 million, including a decrease of $7.7 million of related payables. Estimated total capital expenditures for 2014 are expected to be between $300.0 million and $350.0 million, and primarily will be related to planned maintenance capital expenditures. Capital spending for the nine months ended September 30, 2014 also includes expenditures related to the redevelopment of The Cromwell and renovations for the LINQ Hotel prior to their sale to CGP LLC in May 2014. We expect to fund the remaining capital expenditures from cash flows generated by our operating activities and asset sales proceeds.
Summary of Capital Expenditures

	Nine Months Ended September 30,		Increase/ (Decrease)
(In millions)	2014	2013
Development	$14.7	$199.5	$(184.8)
Renovation/refurbishment	246.8	208.9	37.9
Other	30.3	42.2	(11.9)
Total capital expenditures	$291.8	$450.6	$(158.8)
Our capital expenditures included capitalized payroll costs of $7.1 million and $6.6 million for the nine months ended September 30, 2014 and 2013.
Capital expenditures decreased $158.8 million in the nine months ended September 30, 2014, compared with the prior year period, primarily due to development expenditures associated with the renovations for the Cromwell in the prior year period.
Macau Land Concession
In November 2013, we completed the sale of our interest in the Macau Land Concession to Pearl Dynasty Investments Limited for a total sales price of $438.0 million. We expect to use the net proceeds from the sale, which were $424.9 million, to fund investments in useful assets, including capital expenditures.
Other Obligations and Commitments
Material changes to our aggregate indebtedness are described in Note 9, "Debt," contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2014, our estimated interest payments for the rest of the year ended December 31, 2014 are $510.2 million, for the years ended December 31, 2015 through 2018 are $1,754.6 million, $1,700.8 million, $1,264.4 million, and $892.4 million, respectively, and our estimated interest payments thereafter are $634.5 million.
As of September 30, 2014, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in Note 15, "Litigation, Contractual Commitments and Contingent Liabilities."
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net loss attributable to CEOC	$(875.1)	$(1,066.1)	$(1,654.0)	$(1,681.8)
Net (income)/loss attributable to noncontrolling interests	(0.4)	(2.1)	2.8	2.8
Net loss	(875.5)	(1,068.2)	(1,651.2)	(1,679.0)
Loss from discontinued operations, net of income taxes	48.0	99.4	149.0	124.9
Net loss from continuing operations, net of income taxes	(827.5)	(968.8)	(1,502.2)	(1,554.1)
Income tax benefit	(168.6)	(173.3)	(424.0)	(449.2)
Loss from continuing operations before income taxes	(996.1)	(1,142.1)	(1,926.2)	(2,003.3)
Other (income)/loss, including interest income	(12.6)	0.3	(18.4)	(7.4)
Loss on early extinguishments of debt	113.5	0.3	113.5	29.8
(Gain)/loss on partial sale of subsidiary	—	—	3.1	(44.1)
Interest expense	583.9	539.8	1,667.4	1,612.9
Loss from operations	(311.3)	(601.7)	(160.6)	(412.1)
Depreciation and amortization	76.7	96.2	231.9	316.4
Amortization of intangible assets	11.3	22.5	39.0	67.6
Impairment of intangible and tangible assets	388.3	795.9	418.1	898.8
Write-downs, reserves, and project opening costs, net of recoveries	2.8	11.5	61.9	38.6
Acquisition and integration costs	4.1	3.1	17.3	20.5
Loss on interests in non-consolidated affiliates	6.5	4.3	9.4	23.0
Corporate expense	54.7	18.6	133.4	62.8
Impact of consolidating the LINQ and Octavius Tower	(1.2)	—	(33.0)	—
EBITDA attributable to discontinued operations	(0.1)	4.1	(6.0)	10.7
Property EBITDA	$231.8	$354.5	$711.4	$1,026.3
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

Long-Lived Assets
For discussion of this accounting policy, see "Long-Lived Assets" within Note 2, "Summary of Significant Accounting Policies."
Goodwill and Other Non-Amortizing Intangible Assets
For discussion of this accounting policy, see "Goodwill and Other Non-Amortizing Intangible Assets" within Note 2, "Summary of Significant Accounting Policies."
Total Rewards Point Liability Program
For discussion of this accounting policy, see "Total Rewards Point Liability Program" within Note 2, "Summary of Significant Accounting Policies."
Self-Insurance Accruals
For discussion of this accounting policy, see "Self-Insurance Accruals" within Note 2, "Summary of Significant Accounting Policies."
Income Taxes
For discussion of this accounting policy, see "Income Taxes" within Note 2, "Summary of Significant Accounting Policies."
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
Investors are cautioned that forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that cannot be predicted or quantified, and, consequently, the actual performance of the Company may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors, and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (including the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein):

•
the impact of our substantial indebtedness and the restrictions in our debt agreements and whether we are able to restructure our substantial indebtedness as a result of ongoing discussions with our lenders and noteholders;

•
the conclusion that there is substantial doubt about our ability to continue as a going concern based on current forecasts, the assumptions underlying those forecasts and the impact that positive or negative changes in the operational and other matters assumed in preparing the forecasts would have on its ability to continue as a going concern;

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

•	acts of war or terrorist incidents or uprisings, including losses therefrom, including losses in revenues and damage to property;

•	the effects of environmental and structural building conditions relating to the Company's properties;

•	access to insurance on reasonable terms for the Company's assets;

•	the impact, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the effects of deterioration in the success of third parties adjacent to our business.
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
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed-rate and variable-rate obligations. Of our $18,415.2 million face value of debt, including capital lease obligations, as of September 30, 2014, we have entered into interest rate swap agreements to fix the interest rate on $5,750.0 million of variable rate debt, which represents a hedge on all of our variable rate debt. These agreements expire in January 2015.
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. We do not purchase or hold any derivative financial instruments for trading purposes.
Foreign currency translation gains and losses were not material to our results of operations for the three and nine months ended September 30, 2014. Our material ownership interests in businesses in foreign countries are the London Clubs. Therefore, we have not been subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future results of operations or cash flows.
From time to time, we hold investments in various available-for-sale equity securities; however, our exposure to price risk arising from the ownership of these investments is not material to our consolidated financial position, results of operations, or cash flows.

Item 4.	Controls and Procedures
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, we implemented and documented the internal control framework for CEOC. This activity was undertaken to establish the control framework necessary to support our activities as a new SEC reporting entity. We believe these changes will enable us to file required SEC reports on a timely and accurate basis. Our framework in integrated within the framework of Caesars Entertainment Corporation, which we believe strengthens our internal controls over financial reporting. We believe that these changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
Bondholder Disputes
On August 4, 2014, Wilmington Savings Fund Society, FSB, solely in its capacity as successor Indenture Trustee for the 10% Second-Priority Senior Secured Notes due 2018 (the "Notes"), on behalf of itself and, it alleges, derivatively on behalf of CEOC, filed a lawsuit (the "Second Lien Lawsuit") in the Court of Chancery in the State of Delaware against CEC and CEOC, Caesars Growth Partners, LLC, Caesars Acquisition Company, Caesars Entertainment Resort Properties, LLC, Caesars Enterprise Services, LLC, Eric Hession, Gary Loveman, Jeffrey D. Benjamin, David Bonderman, Kelvin L. Davis, Marc C. Rowan, David B. Sambur, and Eric Press. The lawsuit alleges claims for breach of contract, intentional and constructive fraudulent transfer, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and corporate waste. The lawsuit seeks (1) an award of money damages; (2) to void certain transfers, the earliest of which dates back to 2010; (3) an injunction directing the recipients of the assets in these transactions to return them to CEOC; (4) a declaration that CEC remains liable under the parent guarantee formerly applicable to the Notes; (5) to impose a constructive trust or equitable lien on the transferred assets; and (6) an award to plaintiffs for their attorneys’ fees and costs. CEC believes this lawsuit is without merit and will defend itself vigorously. A motion to dismiss this action was filed by CEC and other defendants on September 23, 2014, and the motion has been fully briefed as of October 31, 2014. The parties agreed to stay discovery until a decision on the motion to dismiss is issued on this action.
On August 5, 2014, CEC, along with CEOC, filed a lawsuit in the Supreme Court of the State of New York, County of New York, against certain institutional first and second lien note holders. The complaint states that such institutional first and second lien note holders have acted against the best interests of CEOC and other creditors, including for the purpose of inflating the value of their credit default swap positions or improving other unique securities positions. The complaint asserts claims for tortious interference with prospective economic advantage, declaratory judgment and breach of contract and seeks, among other things, (1) money damages; (2) a declaration that no default or event of default has occurred or is occurring and the CEC and CEOC have not breached their fiduciary duties or engaged in fraudulent transfers or other violation of law; and (3) a preliminary and permanent injunction prohibiting the defendants from taking further actions to damage CEC or CEOC. Defendants filed motions to dismiss this action on October 15, 2014. The parties have agreed to stay discovery until a decision on the motion to dismiss is issued in this action.
On September 3, 2014, holders of approximately $21 million of CEOC Senior Notes due 2016 and 2017 filed suit in federal district court in Manhattan against CEC and CEOC, claiming broadly that an August 12, 2014 Note Purchase and Support Agreement between CEC and CEOC (on the one hand) and certain other holders of the CEOC Senior Notes (on the other hand) impaired their own rights under the Senior Notes. The lawsuit seeks both declaratory and monetary relief. On October 2, 2014, other holders of CEOC Senior Notes due 2016 purporting to represent a class of all holders of these Notes from August 11, 2014 to the present, filed a substantially similar suit in the same court, against the same defendants, relating to the same transactions. CEC believes the lawsuits are without merit and will defend itself vigorously. Both lawsuits have been assigned to the same judge and CEC's and CEOC's motion to dismiss was filed on November 12, 2014.
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
The following is an update to the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
Our history of losses and substantial indebtedness have resulted in doubts as to our ability to continue as a going concern.
As described in Note 2 to our Consolidated Condensed Financial Statements appearing in Item 1, we do not currently expect that our cash flows from operations will be sufficient to repay our indebtedness and will ultimately need to pursue additional debt or equity offerings or seek a refinancing, amendment, private restructuring or a reorganization under Chapter 11 of the Bankruptcy Code.  We have sufficient liquidity at present, including our ability to borrow under any of its credit arrangements as described in Note 9, "Debt." However, we estimate, based on our current operating forecasts and the underlying assumptions, that we would require additional sources of liquidity to fund its operations and obligations beginning during the fourth quarter of 2015. These factors raise substantial doubt as to our ability to continue as a going concern beyond the fourth quarter of 2015.   Our inability to continue as a going concern would have a material adverse effect on our business, results of operations, financial condition and prospects and holders of our equity and debt securities could lose their investments.
While we have previously announced that we and CEC have entered into non-disclosure arrangements with certain holders of indebtedness issued by us designed to allow us to engage in formal discussions with those holders regarding the deleveraging of our capital structure, we cannot assure you that these actions will result in a negotiated arrangement regarding our capital structure.
We are or may become involved in disputes and legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.
From time to time, we are defendants in various lawsuits or other legal proceedings relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners, Indian tribes, and others in the ordinary course of business. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and, in general, legal proceedings can be expensive and time consuming. For example, we may have potential liability arising from a class action lawsuit against Hilton Hotels Corporation relating to employee benefit obligations. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations.
In the past several months, CAC, CGP LLC, Caesars Entertainment, we and CERP received letters from unnamed parties who purport to hold debt issued by us objecting to various transactions undertaken by us and our affiliated entities in 2013 and 2014. In addition, Caesars Entertainment and we were served with the Second Lien Lawsuit and the Unsecured Notes Lawsuit as described in Item 1, "Legal Proceedings - Noteholder Disputes." Most recently, we have received purported notices of default with respect to certain of our outstanding indebtedness. If a court were to find in favor of the claimants in any of these disputes, such determination could have a material adverse effect on our business, financial condition, results of operations, and prospects and on the ability of lenders and noteholders to recover on claims under our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
See our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 for information about our Board of Directors and executive officers.

Item 6.    Exhibits

The following is an update to the Exhibits previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. For additional Exhibits, please refer to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.1	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., UMB Bank, National Association and U.S. Bank National Association, relating to the 11.25% Senior Secured Notes due 2017, 8.5% Senior Secured Notes due 2020 and the 9% Senior Secured Notes due 2020.	—	CEOC 8-K	—	4.1	7/30/2014

4.2	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Law Debenture Trust Company of New York and U.S. Bank National Association, relating to the 6.5% Senior Notes due 2016.	—	CEOC 8-K	—	4.2	7/30/2014

4.3	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Law Debenture Trust Company of New York and U.S. Bank National Association, relating to the 5.75% Senior Notes due 2017.	—	CEOC 8-K	—	4.3	7/30/2014

4.4	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 12.75% Second-Priority Senior Secured Notes due 2018.	—	CEOC 8-K	—	4.4	7/30/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.5	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 10.00% Second-Priority Senior Secured Notes due 2018.	—	CEOC 8-K	—	4.5	7/30/2014

4.6	Instrument of Resignation, Appointment and Acceptance, dated as of July 29, 2014, among Caesars Entertainment Operating Company, Inc., Wilmington Savings Fund Society, FSB and U.S. Bank National Association, relating to the 10.00% Second-Priority Senior Secured Notes due 2015 and the 10.00% Second-Priority Senior Secured Notes due 2018.	—	CEOC 8-K	—	4.6	7/30/2014

4.7	First Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	CEC 8-K	—	4.1	8/25/2014

4.8	First Supplemental Indenture, dated as of August 22, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation and Law Debenture Trust Company of New York, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	CEOC 8-K/A	—	4.2	8/25/2014

4.9	Second Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 5.75% Senior Notes due 2017.	—	CEOC 8-K/A	—	4.4	8/25/2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
4.10	Second Supplemental Indenture, dated as of August 22, 2014, between Caesars Entertainment Operating Company, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to the 6.50% Senior Notes due 2016.	—	CEOC 8-K/A	—	4.4	8/25/2014

10.1	Amendment Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the Lenders party thereto, Bank of America, N.A., as Former Administrative Agent, and Credit Suisse AG, Cayman Islands Branch, as New Administrative Agent.	—	CEOC 8-K	—	10.1	7/25/2014

10.2	Guaranty and Pledge Agreement, dated as of July 25, 2014, made by Caesars Entertainment Corporation in favor of Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.	—	CEOC 8-K	—	10.2	7/25/2014

10.3	Reaffirmation Agreement, dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc. each Subsidiary Loan Party party thereto, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent under the Third Amended and Restated Credit Agreement dated as of July 25, 2014, among Caesars Entertainment Corporation, Caesars Entertainment Operating Company, Inc., the lenders party thereto from time to time and the other parties party thereto.	—	CEOC 10-Q	6/30/2014	10.41	8/14/2014

10.4	Note Purchase and Support Agreement, dated as of August 12, 2014, among Caesars Entertainment Operating Company, Inc., Caesars Entertainment Corporation, and certain holders of CEOC’s 6.50% Senior Notes due 2016 and/or 5.75% Senior Notes due 2017	—	CEOC 10-Q	—	10.42	8/14/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.5	Amended and Restated Waiver Agreement dated as of August 12, 2014 by Caesars Entertainment Operating Company, Inc. and Caesars Entertainment Corporation for the exclusive benefit of UMB Bank, National Association, as successor trustee and any successor trustee under each.	—	CEOC 8-K	—	10.1	9/19/2014

10.6	Amended and Restated Credit Agreement, dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.	—	CEC 10-K	—	10.72	3/15/2013

10.7
Amendment, dated as of June 3, 2014, to the Amended and Restated Credit Agreement, dated as of November 14, 2012, among Caesars Entertainment Operating Company, Inc., as Borrower, and Caesars Entertainment Corporation, as Lender.
X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2014.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2014.	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2014.	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2014.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
*101	The following financial statements from the Company’s Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Loss, (iv) Consolidated Condensed Statement of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.	—	—	—	—	—

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT OPERATING COMPANY, INC.

November 14, 2014	By:	/S/ KENNETH J. KUICK
Kenneth J. Kuick
Chief Accounting Officer